Form 10-Q
period 2010-03-31
CARBON 612 Corp
filed 2010-05-14
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                     to

Commission File Number: 000-53882

CARBON 612 CORPORATION

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	26-3674846
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

200 Old Country Road, Suite 610
Mineola, New York	11501-4241
(Address of Principal Executive Offices)	(Zip code)

(516) 282-7652
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      . NO  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES      . NO      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      . NO  X .

As of May 11, 2010, 45,750,000 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Table of Contents

Page
PART I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets as at March 31, 2010 (unaudited) and December 31, 2009	3

Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from September 10, 2008 (inception) to March 31, 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from September 10, 2008 (inception) to March 31, 2010 (Unaudited)	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures	12

PART II OTHER INFORMATION	12

Item 6. Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(see Note 1)
Assets:
Cash	$95,715	$111,605

Total current assets	95,715	111,605

Patents	50,519	50,519

Total Assets	$146,234	$162,124

Liabilities:
Accounts Payable	$30,361	$27,907
Due to Parent	21,980	-
Total current liabilities	52,341	27,907

Derivative liability for warrants	60,000	60,000

Total liabilities	112,341	87,907

Stockholders' Equity:

Preferred stock, authorized 10,000,000 shares,
$.001 par value, none issued or outstanding	-	-
Common stock, authorized 100,000,000 shares
$.001 par value, 45,750,000
shares issued and outstanding as of March 31,
2010 and December 31, 2009	45,750	45,750

Additional paid-in capital	28,842	28,842
Deficit accumulated
during the development stage	(40,699)	(375)

Total stockholders' equity	33,893	74,217

Total Liabilities and
Stockholders' Equity	$146,234	$162,124

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three	For the three	For the period
	months ended	months ended	from September
	March 31,	March 31,	10, 2008 (inception)
	2010	2009	to March 31, 2010

Revenue	$-	$-	$-

General and administrative expenses	40,324	-	(40,699)

Net loss	$(40,324)	$-	$(40,699)

Loss per common share, basic and
diluted	$-	$-

Weighted average common shares
outstanding	45,750,000	28,086,986

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the three	For the three	For the period
	months ended	months ended	from September
	March 31,	March 31,	10, 2008 (inception)
	2010	2009	to March 31, 2010
Cash flow from operating activities
Net loss	$(40,324)	$-	$(40,699)

Adjustment to reconcile net loss to net cash used in operating activities

Due to Parent	21,980		21,980
Accounts payable	2,454		(5,576)

Net cash used in operating activities	(15,890)	-	(24,295)

Cash flows from financing activities

Issuance of common stock, net of offering costs of $30,000	-	10	120,000

Net cash provided by financing activities	-	10	120,000

Net increase (decrease) in cash	(15,890)	10	95,705

Cash, beginning of period	111,605	-	10

Cash, end of period	$95,715	$10	$95,715

Supplemental disclosure of noncash financing and investing activities

Common stock issued for legal services in connection with the November 2009 private placement	$7,500		$7,500

Warrants issued in connection with the November 2009 private placement	$60,000		$60,000

See Accompanying Notes to Unaudited Condensed Financial Statements

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009, and for the period from September 10, 2008 (inception) to March 31, 2010, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed balance sheet information as of December 31, 2009 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis or plan of operations included in the Company’s registration statement (as amended) (the “Registration Statement”) on Form 10 initially filed under the Securities Exchange Act of 1934 on February 3, 2010, with the Securities and Exchange Commission. The interim financial statements contained herein should be read in conjunction with the Registration Statement.

In preparing financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

As of March 31, 2010, the Company has not earned any revenue and its sole activity has been the further development of the XTRAX® unit leading towards its commercialization which is expected to occur later in 2010. It is not our intention to manufacture the XTRAX® units but rather to subcontract their manufacture and assembly. Since inception, the Company has incurred losses and negative cash flows from operations and at March 31, 2010, the Company had an accumulated deficit of approximately $40,700. At March 31, 2010, we had approximately $96,000 in cash. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the installation of XTRAX® units and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurance that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000, we will need to raise additional funds to commercialize the XTRAX® product.

Background

Carbon 612 Corporation (“Carbon 612”, the “Company”, “we”, “us” or “our”) is a Delaware corporation formed on September 10, 2008. We are a development stage company which plans to sell the XTRAX® remote monitoring system for measuring the production of solar and other renewable energy systems and for transmission of the data via the cellular network, microwave transmission network or satellite. We are a subsidiary of Clear Skies Solar, Inc. (“Clear Skies” or “CSS”), which owns approximately 66% of our outstanding common stock. CSS has advised us that our shares that they own are pledged as collateral to certain of their lenders.

The development of XTRAX® started in December 2005 when Clear Skies Group, Inc. (which was subsequently acquired by Clear Skies Solar, Inc.) hired Mr. Robert Dockweiler, a electronics and software engineer, to begin development of the product based on the concept developed by Ezra Green, the then CEO of Clear Skies Group, Inc and now CEO of CSS. From December 2005 until November 2009, the product was in the development stage under the guidance of Mr. Dockweiler and Mr. Green. Due to CSS’ limited capital resources, and the differences between its primary operations (installation of solar energy systems for commercial customers) and the business envisioned for the XTRAX® product (monitoring the performance of primarily smaller solar energy systems already installed on individual residences), CSS determined that, after it had largely completed development of the product, which occurred by November 2009, XTRAX® was ready for final independent testing and that funding for commercialization of XTRAX® could be more easily obtained if XTRAX® was in a separate corporate entity. CSS therefore transferred to us the XTRAX® patent and all related intellectual property and assets, as well as the related liabilities.

XTRAX® is our patented system for remote real-time monitoring of the energy production of solar and other renewable energy systems and for providing fault notification. The system consists of a central database server and remote energy meters. The server routinely accesses the remote meters to recover the energy reading of the solar or other alternative energy systems. The meter installed at the alternative energy system site constantly monitors the system to provide energy metering and real-time system failure detection. In case of system failure, the meter will automatically contact the server to report the type of failure. XTRAX ® can also be used to sub-monitor portions of larger scale commercial or utility sized systems to increase efficiency and reporting of performance by monitoring "strings" or "lines" individually. XTRAX ® can also be used for third party verification of other production monitoring devices.

The design philosophy behind XTRAX ® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX ® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX ® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported to the server via the cellular network. Alternately, communications may be via microwave or satellite technology. The XTRAX ® system as a whole provides automated billing and reporting plus the ability for users to retrieve reports from a dedicated website.

The XTRAX® can currently perform all of the functions described above; however, we have not yet begun marketing and sales of the product to potential customers because, prior to such marketing and sales, the following needs to occur:

•

The XTRAX® unit needs to be listed by Underwriters Laboratory, which tests the product for safety. This is known as the UL listing. We have submitted samples and information to UL, and responded to their questions, but until November 2009, we did not have the necessary funding to provide UL the number of units they require for further testing before they can grant a UL listing. We have already made certain changes requested by UL and we believe we will obtain the UL listing.

•

After UL listing is obtained, the product needs to be approved by the Federal Communications Commission (“FCC”), because there are some emissions from the unit. Similarly to the UL listing process, the FCC approval process involves submitting samples and information, testing by the FCC, responding to FCC questions, and possibly making changes to the product if necessary to obtain the approval. We believe that, after obtaining UL listing, the FCC approval will be forthcoming as we believe XTRAX® meets the FCC requirements.

•

Following the UL listing and FCC approval, we will need to get technical approval from the cellular network carriers, which test the product for possible interference with other products. Similarly to the UL and FCC approval process, the cellular network approval process involves submitting samples and information, testing by the carriers, responding to the carriers’ questions, and possibly making changes to the product if necessary to obtain the approval. We believe that the product will be approved by the carriers.

We can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after we have obtained all three of these approvals. We currently expect to begin offering XTRAX® units to the market in 2010.

2. The private placement

Pursuant to (i) a Corporate Assignment, dated November 2, 2009 (the “Corporate Assignment”), (ii) a Trademark Assignment, also dated November 2, 2009 the (“Trademark Assignment”), and (iii) an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 13, 2009 (the “Transfer Agreement”), each with Clear Skies, which was then our sole stockholder, (a) Clear Skies assigned to Carbon 612 all of the assets relating to its XTRAX® wireless data monitoring system for renewable energy systems and (b) Carbon 612 assumed certain liabilities relating to such assets. The Company did not pay any consideration for such assignment, other than the assumption of the related liabilities.

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of March 31, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

3. Summary of significant accounting policies

Revenue: Revenue will be recognized when an XTRAX® unit is sold and delivered, or installed under a contract with a third party, the energy production data has been collected and we have transmitted it to the buyer and where there is reasonable assurance of payment to us. If we license the technology we will record license revenue as it is earned under the license agreement if there is reasonable assurance of the licensee making payment to us.

Cost Recognition: Costs include all costs paid to third parties for the manufacture of the XTRAX® unit and the costs of shipment to the customer and installation of the unit. The Company will carry inventories as it needs to have sufficient units on hand in advance of anticipated orders due to possible long lead times at vendors. We will not ourselves manufacture the XTRAX® units.

Research and Development: Research and development costs are charged to expense as incurred.

Common Stock Issuance: Due to our limited cash resources we have used our common stock to raise capital by way of the sale of common stock and warrants and the issuance of common stock to service providers of various types.

Income Taxes: The Company complies with GAAP related to accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of GAAP related to accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

The Company’s estimates regarding its valuation allowances are based on the fact that the Company has not generated any income in the past. These estimates may change in the future depending on the Company’s results of operations and any future earnings the Company may be able to produce. Such a change may likely happen as the Company projects that it will be able to realize future earnings from operations upon the realization of their business plans.

Loss Per Share: The Company complies with GAAP related to calculation of loss per share, which has a dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the periods ended March 31, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

Accounting for Derivative Instruments: The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815.

The Company also considers whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for an exception to derivative accounting. The Company evaluated the anti-dilution provision embedded in its warrants based on the criteria of ASC Topic 815 to determine whether the anti-dilution provision would be required to be bifurcated from the warrants and accounted for separately as derivative liabilities.

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2009. Accordingly, the Company booked a liability in the amount of $60,000 as a derivative liability at December 31, 2009. The Company believes that the estimate of fair value from issuance to March 31, 2010 has remained the same as the Company has had no other stock offerings or no significant operations during the period. Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this financial instrument may change. Any fair value adjustments of this liability will be recognized in earnings.

Recent Accounting Pronouncements

In September 2009, the FASB ratified the consensus approach reached at the September 9, 2009 Emerging Issues Task Force (EITF) meeting on two EITF issues related to revenue recognition as it applies to certain revenue arrangements that include multiple deliverable elements and revenue recognition as it relates to software.

Management does not believe that this or any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements or the Company’s future results of operations.

4. Common stock issued and agreed to be issued; Related party transactions

On November 13, 2009, we entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of March 31, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock. Arthur Goldberg, an officer of Clear Skies and our Vice President, Secretary and Treasurer, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

We occupy space within the Clear Skies offices under a month to month agreement and pay Clear Skies $2,500 monthly for use of the space and ancillary office and support services, including use of the telecommunications and computer systems and all accounting services, and services of the executive officers shared by both companies on an as needed basis. We also share two other employees with Clear Skies and will reimburse Clear Skies for a proportionate share of the actual expenses of these two employees based on the time these employees devote to us. Such expenses totaled $21,980 for the three months ended March 31, 2010 and zero for the period ended March 31, 2009 from inception.

Note 5. Income Taxes

For the three months ended March 31, 2010, the following was recorded as income tax benefit:

Federal
Current	$-
Deferred	-
Total	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred income tax assets and liabilities as of March 31, 2010 are as follows:

Net operating loss carryforward	$8,953
Valuation allowance	(8,953)

Net deferred tax asset	$-

Note 6. Subsequent Events

The Company evaluated events subsequent until the date of filing this Form 10-Q, and determined that there were no events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report and our registration statement as amended (the “Registration Statement”) initially filed with the Securities and Exchange Commission on February 3, 2010 under the Securities Exchange Act of 1934 on Form 10, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and the Registration Statement. Our actual results may differ materially.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements". The words or phrases "can be," may," "could," "would," "expects,""believes," "seeks," "estimates," "projects" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section "Risk Factors" included in our Registration Statement, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. Except as required by law we do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

The development of XTRAX® started in December 2005 when Clear Skies Group, Inc. (which was subsequently acquired by Clear Skies Solar, Inc.) hired Mr. Robert Dockweiler, a electronics and software engineer, to begin development of the product based on the concept developed by Ezra Green, the then CEO of Clear Skies Group, Inc and now CEO of CSS. From December 2005 until November 2009 the product was in the development stage under the guidance of Mr. Dockweiler and Mr. Green. Due to CSS’ limited capital resources, and the differences between its primary operations (installation of solar energy systems for commercial customers) and the business envisioned for the XTRAX® product (monitoring the performance of primarily smaller solar energy systems already installed on individual residences), CSS determined that, after it had largely completed development of the product, which occurred by November 2009, XTRAX® was ready for final independent testing and that funding for commercialization of XTRAX® could be more easily obtained if XTRAX® was in a separate corporate entity. CSS therefore transferred to us the XTRAX® patent and all related intellectual property and assets, as well as the related liabilities.

XTRAX® is our patented system for remote real-time monitoring of the energy production of solar and other renewable energy systems and for providing fault notification. The system consists of a central database server and remote energy meters. The server routinely accesses the remote meters to recover the energy reading of the solar or other alternative energy systems. The meter installed at the alternative energy system site constantly monitors the system to provide energy metering and real-time system failure detection. In case of system failure the meter will automatically contact the server to report the type of failure. XTRAX ® can also be used to sub-monitor portions of larger scale commercial or utility sized systems to increase efficiency and reporting of performance by monitoring "strings" or "lines" individually. XTRAX ® can also be used for third party verification of other production monitoring devices.

The design philosophy behind XTRAX ® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX ® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX ® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported to the server via the cellular network. Alternately, communications may be via microwave or satellite technology. The XTRAX ® system as a whole provides automated billing and reporting plus the ability for users to retrieve reports from a dedicated website.

The XTRAX® can currently perform all of the functions described above; however, we have not yet begun marketing and sales of the product to potential customers because, prior to such marketing and sales, the following needs to occur:

•

The XTRAX® unit needs to be listed by Underwriters Laboratory, which tests the product for safety. This is known as the UL listing. We have submitted samples and information to UL, and responded to their questions, but until November 2009 we did not have the necessary funding to provide UL the number of units they require for further testing before they can grant a UL listing. We have already made certain changes requested by UL and we believe we will obtain the UL listing.

•

After UL listing is obtained, the product needs to be approved by the Federal Communications Commission (“FCC”), because there are some emissions from the unit. Similarly to the UL listing process, the FCC approval process involves submitting samples and information, testing by the FCC, responding to FCC questions, and possibly making changes to the product if necessary to obtain the approval. We believe that, after obtaining UL listing, the FCC approval will be forthcoming as we believe XTRAX® meets the FCC requirements.

•

Following the UL listing and FCC approval, we will need to get technical approval from the cellular network carriers, which test the product for possible interference with other products. Similarly to the UL and FCC approval process, the cellular network approval process involves submitting samples and information, testing by the carriers, responding to the carriers’ questions, and possibly making changes to the product if necessary to obtain the approval. We believe that the product will be approved by the carriers.

We can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after we have obtained all three of these approvals. We currently expect to begin offering XTRAX® units to the market in 2010.

Since we began operations we have incurred net losses. As of March 31, 2010, we had an accumulated deficit of $40,699 and we expect to incur additional losses in the foreseeable future. We have not earned any revenues since inception. Since our inception we have financed our operations solely through sales of equity securities. See Note 5.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the installation of XTRAX® systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. As of March 31, 2010, our available cash balance was under approximately $96,000. Notwithstanding our recent sale of our common stock and warrants for gross proceeds of $150,000 we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units.

Generally, we anticipate that our operating costs and expenses will increase in the future to support the commercialization and marketing of XTRAX® units. Increased costs will be attributable to increased personnel, principally sales and support staff for marketing and expenditures to promote our services.

 Results of Operations: Comparison of Three Month Periods Ended March 31, 2010 and 2009

We had no revenue in either three month period ended March 31, 2010 or 2009, nor since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $40,324 for the three months ended March 31, 2010 compared to zero in the three months ended March 31, 2009. This increase is largely accounted for by salaries of $22,000, accounting fees of $7,500 and rent of $7,500.

Liquidity and Capital Resources - Going Concern

At March 31, 2010, we had an accumulated deficit of $40,699 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception solely through private placements of equity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are satisfactory to us.

At March 31, 2010, we had approximately $96,000 in cash. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the installation of XTRAX® systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our recent sale of common stock and warrants for gross proceeds of $150,000 we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units.

Certain Risks and Uncertainties

The Registration Statement filed on Form 10/A with the Securities and Exchange Commission in May 2010, includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Registration Statement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Due to our status as a smaller reporting company, this Item is not applicable.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of and for the three months ended March 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits. .

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description

10.1	Services Agreement, dated January 1, 2010, between the Company and Clear Skies Solar, Inc. (filed as exhibit to Form 10/A filed with the SEC on May 12, 2010 and incorporated herein by reference)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON 612 CORPORATION

Date: May 14, 2010	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Services Agreement, dated January 1, 2010, between the Company and Clear Skies Solar, Inc. (filed as exhibit to Form 10/A filed with the SEC on May 12, 2010 and incorporated herein by reference)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*

Filed herewith