Form 10-Q
period 2010-06-30
CARBON 612 Corp
filed 2010-08-13
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

YES  X  NO .     .

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

YES      . NO  X .

As of August 6, 2010, 45,750,000 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Table of Contents

Page
PART I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets as at June 30, 2010 (unaudited) and December 31, 2009 (restated)	3

Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from September 10, 2008 (inception) to June 30, 2010 (restated and unaudited)	4

Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period from September 10, 2008 (inception) to June 30, 2010 (restated and unaudited)	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T. Controls and Procedures	16

PART II OTHER INFORMATION	17

Item 6. Exhibits	17

Signatures	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(see Note 1)
		(Restated)
Assets:
Cash	$2,944	$111,605

Total current assets	2,944	111,605

Patents	50,519	50,519

Total Assets	$53,463	$162,124

Liabilities:
Accounts payable	$44,625	$27,907
Due to Parent	87,805	121,952
Total current liabilities	132,430	149,859

Derivative liability for warrants	60,000	60,000

Total liabilities	192,430	209,859

Stockholders' Deficiency:

Preferred stock, authorized 10,000,000 shares,
$.001 par value, none issued or outstanding	-	-
Common stock, authorized 100,000,000 shares
$.001 par value, 45,750,000
shares issued and outstanding as of June 30,
2010 and December 31, 2009	45,750	45,750
Additional paid-in capital	28,842	28,842
Deficit accumulated during the development stage	(213,559)	(122,327)

Total stockholders' deficiency	(138,967)	(47,735)

Total Liabilities and Stockholders' Deficiency	$53,463	$162,124

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	Three Months ended June 30, 2010	Three Months ended June 30, 2009 (Restated)	Six Months ended June 30, 2010	Six Months ended June 30, 2009 (Restated)	For the period From September 10, 2008 (inception) to June 30, 2010 (Restated)

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	50,908	5,693	91,232	11,966	213,559

Net loss	$(50,908)	$(5,693)	$(91,232)	$(11,966)	$(213,559)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	45,750,000	30,000,000	45,750,000	30,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

			For the
			period
			from
			September
	Six	Six	10, 2008
	months	months	(inception)
	ended	ended	to June 30,
	June 30,	June 30,	2010
	2010	2009	(Restated)
Cash flows from operating activities
Net loss	$(91,232)	$(11,966)	$(213,559)

Adjustment to reconcile net loss to net cash used in operating activities

Due to Parent	(34,147)	11,966	87,805
Accounts payable	16,718		8,688

Net cash used in operating activities	(108,661)	-	(117,066)

Cash flows from financing activities

Issuance of common stock, net of offering costs of $30,000	-	-	120,000

Net cash provided by financing activities	-	-	120,000

Net increase (decrease) in cash	(108,661)	-	2,934

Cash, beginning of period	111,605	10	10

Cash, end of period	$2,944	$10	$2,944

Supplemental disclosure of noncash investing and financing activities

Common stock issued for legal services in connection with the November 2009 private placement			$7,500

Warrants issued in connection with the November 2009 private placement			$60,000

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009, and for the period from September 10, 2008 (inception) to June 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed restated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed restated balance sheet information as of December 31, 2009 was derived from the audited financial statements and notes thereto included in the Company’s registration statement (as amended) (the “Registration Statement”) on Form 10 initially filed under the Securities Exchange Act of 1934 on February 3, 2010, with the Securities and Exchange Commission (“SEC”). The interim financial statements contained herein should be read in conjunction with the Registration Statement.

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

As of June 30, 2010, the Company has not earned any revenue and its sole activity has been the further development of the XTRAX® unit leading towards its commercialization which is expected to occur later in 2010. It is not our intention to manufacture the XTRAX® units but rather to subcontract its manufacturing and assembly. Since inception, the Company has incurred losses and negative cash flows from operations and at June 30, 2010, the Company had an accumulated deficit of approximately $213,600. At June 30, 2010 and August 6, 2010, we had approximately $3,000 and $55,000 in cash on hand, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the installation of XTRAX® units and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurance that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern.  Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000, we will need to raise additional funds to commercialize the XTRAX® product and continue in business.

It was determined by the SEC, during its review of the Registration Statement on Form 10 that we had filed, that our financial statements as of and for each of the years ended December 31, 2008 and 2009 contained an error in that we did not reflect the costs incurred by our parent company Clear Skies Solar, Inc. (“CSS”) on our behalf. Accordingly, these financial statements have been restated to correct this error. The result of the restatement was to increase our general and administrative expenses for the years ended December 31, 2008 and 2009 by $93,135 and $28,817, respectively, reducing net income by those amounts resulting in a basic and diluted loss per common share of zero and zero, respectively, compared to zero and zero, respectively. Further, the loss from September 10, 2008 (inception) to December 31, 2008 and 2009 have increased by $93,135 and $121,952, respectively, with a resulting increase in the accumulated deficit of the Company to $93,135 and $159,827, as of December 31, 2008 and 2009, respectively. A further impact of the restatement is to increase our liability to CSS to a total of $93,135 and $121,952 as of December 31, 2008 and 2009, respectively, from zero and zero, respectively.

The following reflects the changes in our statements of operations due to the restatement required to correct the error for the year ended December 31, 2009, the period from September 10, 2008 (inception) to December 31, 2008 and the period from September 10, 2008 (inception) to December 31, 2009:

Carbon 612 Corporation
(a corporation in the development stage)
Statements of Operations

	Originally Reported Year Ended December 31, 2009	Adjustments	Restated Year Ended December 31, 2009	Originally Reported Period from September 10, 2008 (inception) to December 31, 2008	Adjustments	Restated Period from September 10, 2008 (inception) to December 31, 2008	Originally Reported Period from September 10, 2008 (inception) to December 31, 2009	Adjustments	Restated Period from September 10, 2008 (inception) to December 31, 2009

Revenue	$-	$-	$-	$-	$-	$-	$-	$-	$-

General and administrative expenses	375	93,135	93,510	-	28,817	28,817	(375)	(121,952)	(122,327)

Net loss	$(375)	$(93,135)	$(93,510)	$-	$(28,817)	$(28,817)	$(375)	$(121,952)	$(122,327)

Loss per share, basic and diluted	$-	$-	$-	$-	$-	$-

Weighted average common shares outstanding, basic and diluted	28,086,986		28,086,986	9,205,479		9,205,479

Carbon 612 Corporation
(a corporation in the development stage)
Balance Sheets
	Originally Reported As of December 31, 2009	Adjustments	Restated As of December 31, 2009	Originally Reported As of December 31, 2008	Adjustments	Restated As of December 31, 2008
ASSETS
Cash	$111,605		$111,605	$10		$10
Total Current Assets	111,605		111,605	10		10

Patents	50,519		50,519	-		-

Total Assets	$162,124		$162,124	$10		$10

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Due to Parent company	$-	$121,952	$121,952	$-	$93,135	$93,135
Accounts payable	27,907	-	27,907	-	-	-
Total Current Liabilities	27,907	121,952	149,859		93,135	93,135

Derivative liability for warrants	60,000		60,000

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares,
$ .001 par value, none issued or outstanding	-
Common stock, authorized 100,000,000 shares,
$.001 par value, 45,750,000 and 30,000,000 shares
issued and outstanding as of December 31, 2009 and
2008, respectively	45,750	-	45,750	30,000	-	30,000
Additional paid-in capital	28,842	-	28,842	(29,990)	-	(29,990)
Deficit accumulated during the development stage	(375)	(122,702)	(122,327)	-	(93,135)	(93,135)
Total Stockholders’ Equity (Deficit)	134,217	(122,702)	(47,735)	10	-	(93,125)

Total Liabilities and Stockholders’ Equity (Deficit)	$162,124	$-	$162,124	$10	-	$10

Carbon 612 Corporation
(a corporation in the development stage)
Unaudited Condensed Statements of Cash Flows
	Originally Reported For the year ended December 31, 2009	Adjustments	Restated For the year ended December 31, 2009
Cash flow from operating activities
Net loss	$(375)	$(93,135)	$(93,510)

Adjustment to reconcile net loss to net cash used in operating activities

Due to Parent	-	93,135	93,135
Accounts payable	(8,030)	-	(8,030)

Net cash used in operating activities	(8,405)	-	(8,405)

Cash flows from financing activities

Issuance of common stock, net of offering costs of $30,000	120,000		120,000

Net cash provided by financing activities	120,000		120,000

Net increase (decrease) in cash	111,595		111,595

Cash, beginning of period	10		10

Cash, end of period	$111,605		$111,605

Supplemental disclosure of non-cash financing and investing activities

The Company issued 750,000 shares of common stock valued at $.01 per share ($7,500)
for legal fees in connection with the sale of Common Stock on November 13, 2010.

The company issued warrants valued at $60,000 and recorded as a derivative liability in relation to these warrants on November 13,2009.

Background

Carbon 612 Corporation (“Carbon 612”, the “Company”, “we”, “us” or “our”) is a Delaware corporation formed on September 10, 2008. We are a development stage company which plans to sell the XTRAX® remote monitoring system for measuring the production of solar and other renewable energy systems and for transmission of the data via the cellular network, microwave transmission network or satellite. We are a subsidiary of Clear Skies Solar, Inc. (“Clear Skies” or “CSS”), which owns approximately 66% of our outstanding common stock. CSS has advised us that our shares that they own are pledged as collateral to certain of their lenders.  In the event of a default by CSS the ownership of its shares of our stock could be transferred to those lenders.

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

The XTRAX® can currently perform all of the functions described above; however, we have not yet begun marketing and sales of the product to potential customers because, prior to such marketing and sales, the following needs to occur:

•

The XTRAX® unit needs to be listed by Underwriters Laboratory, which tests the product for safety. This is known as the UL listing. We have submitted samples and information to UL, and responded to their questions, but until November 2009, we did not have the necessary funding to provide UL the number of units they require for further testing before they can grant a UL listing. Furthermore, after we did have the necessary funding, submission of test units to Underwriters Laboratory was delayed so that we could complete certain software modifications and also complete third party verification of the accuracy of the measurements by XTRAX® units.  This process is now underway. We have already made certain changes requested by UL and we believe we will obtain the UL listing.

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

We can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after we have obtained all three of these approvals. We currently expect to begin offering XTRAX® units to the market during 2011.

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

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of June 30, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

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

Income Taxes: The Company complies with GAAP related to accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Loss Per Share: The Company complies with GAAP related to calculation of loss per share, which has a dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the periods ended June 30, 2010 and 2009, the effects of the shares issuable upon exercise of 15,000,000 outstanding warrants have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2009. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2009. The Company believes that the estimate of fair value from issuance to June 30, 2010 has remained the same as the Company has had no other stock offerings or no significant operations during the period. Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this financial instrument may change. Any fair value adjustments of this liability will be recognized in earnings.

Recent Accounting Pronouncements

In September 2009, the FASB ratified the consensus approach reached at the September 9, 2009 Emerging Issues Task Force (“EITF”) meeting on two EITF issues related to revenue recognition as it applies to certain revenue arrangements that include multiple deliverable elements and revenue recognition as it relates to software.

Management does not believe that this or any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements or the Company’s future results of operations.

4. Common stock issued and agreed to be issued; Related party transactions

On November 13, 2009, we entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of June 30, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock. Arthur Goldberg, an officer of Clear Skies and our Vice President, Secretary and Treasurer, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

Our parent company, Clear Skies Solar, has allocated certain costs for the years 2008 and 2009 incurred by CSS for our benefit related to one employee, rent and general office expenses.  The cost of the employee allocated to us was based on the estimated percentage of that employee’s time devoted to working for us compared to the time working for our parent company.  The allocation included our parent company’s actual cost of wages, payroll taxes and medical and dental insurance provided to that employee.  We occupy space within the offices of our parent company and allocation of rent was based on our usage of a portion for this space.  General office costs were estimated at $300 per month, including use of office services, such as the telecommunications (voice and data) systems, computers, printers, copier, fax and scanner maintained by CSS, and to obtain all reasonably needed office supplies and reception support from CSS at no additional charge.  The total of these charges for 2008 and 2009 resulted in our obligation to pay CSS a total of $121,952.

As of January 1, 2010 we entered into a month to month Services Agreement with CSS. Under this agreement we pay a total of $2,500 monthly in return for occupying space in CSS’ offices, use of the office services described in the immediately preceding paragraph, and receiving the benefit of CSS providing all executive management and accounting and record keeping services for us, including preparing all reports required to filed with the Securities and Exchange Commission, such as our registration statement on Form 10 filed in February 2010, and all amendments thereto, and our required 10-Q and 10-K filings.  We will also continue to be obligated for the allocation of the actual cost of two employees of CSS to the extent they perform services for us.

Such expenses totaled $18,202 and $47,682 for the three and six months ended June 30, 2010, respectively, $5,693 and $11,966 for the three and six months ended June 30, 2009, and $169,633 for the period from inception to June 30, 2010.

In the second quarter of 2010 we reduced our liability to CSS by paying them $52,349.  Due to our need for cash that amount was returned to us on August 5, 2010.

Note 5. Income Taxes

For the three and six months ended June 30, 2010 and 2009, there was no income tax benefit recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred income tax assets and liabilities as of June 30, 2010 are as follows:

Net operating loss carryforward	$85,424
Valuation allowance	(85,424)

Net deferred tax asset	$-

Note 6. Subsequent Events.

The Company has evaluated subsequent events through the date that these financial statements were available to be issued and noted no items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report and our registration statement as amended (the “Registration Statement”) initially filed with the Securities and Exchange Commission on February 3, 2010 under the Securities Exchange Act of 1934 on Form 10, including the “Risk Factors” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and the Registration Statement. Our actual results may differ materially.

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

The XTRAX® can currently perform all of the functions described above; however, we have not yet begun marketing and sales of the product to potential customers because, prior to such marketing and sales, the following needs to occur:

•

The XTRAX® unit needs to be listed by Underwriters Laboratory, which tests the product for safety. This is known as the UL listing. We have submitted samples and information to UL, and responded to their questions, but until November 2009 we did not have the necessary funding to provide UL the number of units they require for further testing before they can grant a UL listing. Furthermore, after we did have the necessary funding, submission of test units to Underwriters Laboratory was delayed so that we could complete certain software modifications and also complete third party verification of the accuracy of the measurements by XTRAX® units.  This process is now underway. We have already made certain changes requested by UL and we believe we will obtain the UL listing.

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

We can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after we have obtained all three of these approvals. We currently expect to begin offering XTRAX® units to the market during 2011.

Since we began operations we have incurred net losses. As of June 30, 2010, we had an accumulated deficit of $213,559 and we expect to incur additional losses in the foreseeable future. We have not earned any revenues since inception. Since our inception we have financed our operations solely through sales of equity securities. See Note 4.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the installation of XTRAX® systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. As of June 30, 2010 and August 6, 2010, our available cash balance was approximately $3,000 and $55,000, respectively. Notwithstanding our recent sale of our common stock and warrants for gross proceeds of $150,000 we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units and to continue in business.

Generally, we anticipate that our operating costs and expenses will increase in the future to support the commercialization and marketing of XTRAX® units. Increased costs will be attributable to increased personnel, principally sales and support staff for marketing and expenditures to promote our services.

Results of Operations: Comparison of Three Month Periods Ended June 30, 2010 and 2009

We had no revenue in either three month period ended June 30, 2010 or 2009, nor since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $50,908 for the three months ended June 30, 2010 compared to $5,693 in the three months ended June 30, 2009. The increase of $45,215 is largely accounted for by increases in accounting fees of $24,000, in salaries of $8,000, legal fees of $7,000 and rent of $6,000.

Results of Operations: Comparison of Six Month Periods Ended June 30, 2010 and 2009

We had no revenue in either six month period ended June 30, 2010 or 2009, nor since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $91,232 for the six months ended June 30, 2010 compared to $11,966 in the six months ended June 30, 2009. The increase of $79,266 is largely accounted for by increases in accounting fees of $31,000, salaries of $26,000, rent of $13,000, and legal fees of $10,000.

Liquidity and Capital Resources - Going Concern

At June 30, 2010, we had an accumulated deficit of $213,559 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception solely through private placements of equity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are satisfactory to us.

At June 30, 2010 and August 6, 2010, we had approximately $3,000 and $55,000 in cash, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the installation of XTRAX® systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. Notwithstanding our recent sale of common stock and warrants for gross proceeds of $150,000 we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units to continue in business.

Our parent company, Clear Skies Solar, has allocated certain costs for the calendar years 2008 and 2009 incurred by CSS for our benefit related to one employee, rent and general office expenses.  The cost of the employee allocated to us was based on the estimated percentage of that employee’s time devoted to working for us compared to the time working for our parent company.  The allocation included our parent company’s actual cost of wages, payroll taxes and medical and dental insurance provided to that employee.  We occupy space within the offices of our parent company and allocation of rent was based on our usage of a portion for this space.  General office costs were estimated at $300 per month, including use of office services, such as the telecommunications (voice and data) systems, computers, printers, copier, fax and scanner maintained by CSS, and to obtain all reasonably needed office supplies and reception support from CSS at no additional charge.  The total of these charges for 2008 and 2009 resulted in our obligation to pay CSS a total of $121,952 as of December 31, 2009.

As of January 1, 2010, we entered into a month to month Services Agreement with CSS. Under this agreement we pay a total of $2,500 monthly in return for occupying space in CSS’ offices, use of the office services described in the immediately preceding paragraph, and receiving the benefit of CSS providing all executive management and accounting and record keeping services for us, including preparing all reports required to filed with the Securities and Exchange Commission, such as our registration statement on Form 10 filed in February 2010, and all amendments thereto, and our required 10-Q and 10-K filings.  We will also continue to be obligated for the allocation of the actual cost of two employees of CSS to the extent they perform services for us.

In the second quarter of 2010 we reduced our liability to CSS by paying them $52,349.  Due to our need for cash that amount was returned to us on August 5, 2010.

Certain Risks and Uncertainties

The Registration Statement filed on Form 10/A with the Securities and Exchange Commission in May 2010, includes a detailed discussion of our risk factors under the heading “Risk Factors” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Registration Statement.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We have restated our financial statements as of and for each of the years ended December 31, 2008 and 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

CARBON 612 CORPORATION

Date: August 13, 2010	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*  Filed herewith