Form 10-Q/A
period 2010-03-31
CARBON 612 Corp
filed 2010-09-29
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of September 24, 2010, 45,750,000 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Explanatory Note

Our Form 10-Q as originally filed has been amended to reflect the allocation of personnel, rent and other office expenses to us from our parent company, Clear Skies Solar, Inc., since inception that reflect the costs incurred by our parent company to support our operations.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Condensed Balance Sheets (Restated)

	March 31,	December 31,
	2010	2009
	(unaudited)	(see Note 1)
Assets:
Cash	$95,715	$111,605

Total current assets	95,715	111,605

Patents	50,519	50,519

Total Assets	$146,234	$162,124

Liabilities:
Accounts Payable	$30,361	$27,907
Due to Parent	143,932	121,952
Total current liabilities	174,293	149,859

Derivative liability for warrants	60,000	60,000

Total liabilities	234,293	209,859

Stockholders' Deficiency:

Preferred stock, authorized 10,000,000 shares,
$.001 par value, none issued or outstanding	-	-

Common stock, authorized 100,000,000 shares
$.001 par value, 45,750,000
shares issued and outstanding as of March 31,
2010 and December 31, 2009	45,750	45,750

Additional paid-in capital	28,842	28,842

Deficit accumulated during the development stage	(162,651)	(122,327)

Total stockholders' deficiency	(88,059)	(47,735)

Total Liabilities and Stockholders' Deficiency	$146,234	$162,124

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2010	For the three months ended March 31, 2009 (Restated)	For the period from September 10, 2008 (inception) to March 31, 2010 (Restated)

Revenue	$-	$-	$-

General and administrative expenses	40,324	6,273	162,651

Net loss	$(40,324)	$(6,273)	$(162,651)

Loss per common share, basic and diluted	$0.00	$0.00

Weighted average common shares outstanding	36,141,781	30,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the three months ended March 31, 2010	For the three months ended March 31, 2009 (Restated)	For the period from September 10, 2008 (inception) to March 31, 2010 (Restated)
Cash flow from operating activities
Net loss	$(40,324)	$(6,273)	$(162,651)

Adjustment to reconcile net loss to net cash used in operating activities

Due to Parent	21,980	6,273	143,932
Accounts payable	2,454		(5,576)

Net cash used in operating activities	(15,890)	-	(24,295)

Cash flows from financing activities

Issuance of common stock, net of offering costs of $30,000	-	10	120,000

Net cash provided by financing activities	-	10	120,000

Net increase (decrease) in cash	(15,890)	10	95,705

Cash, beginning of period	111,605	-	10

Cash, end of period	$95,715	$10	$95,715

Supplemental disclosure of noncash financing and investing activities

Common stock issued for legal services in connection with the November 2009 private placement	$7,500		$7,500

Warrants issued in connection with the November 2009 private placement	$60,000		$60,000

See Accompanying Notes to Unaudited Condensed Financial Statements

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed restated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009, and for the period from September 10, 2008 (inception) to March 31, 2010, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these restated interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed restated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed restated balance sheet information as of December 31, 2009 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis or plan of operations included in the Company’s registration statement (as amended) (the “Registration Statement”) on Form 10 initially filed under the Securities Exchange Act of 1934 on February 3, 2010, with the Securities and Exchange Commission. The restated interim financial statements contained herein should be read in conjunction with the Registration Statement.

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

As of March 31, 2010, the Company has not earned any revenue and its sole activity has been the further development of the XTRAX® unit leading towards its commercialization which is expected to occur later in 2011. It is not our intention to manufacture the XTRAX® units but rather to subcontract the manufacturing and assembly. Since inception, the Company has incurred losses and negative cash flows from operations and at March 31, 2010, the Company had an accumulated deficit of approximately $162,700. At March 31, 2010, we had approximately $96,000 in cash. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the installation of XTRAX® units and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurance that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000, we will need to raise additional funds to commercialize the XTRAX® product.

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

The following reflects the changes in our statements of operations due to the restatement required to correct the error for the three months ended March 31, 2010 and 2009, the period from September 10, 2008 (inception) to December 31, 2008 and the period from September 10, 2008 (inception) to December 31, 2009:

CARBON 612 CORPORATION
(a corporation in the development stage)
Unaudited Condensed Restated Statements of Operations							Originally
							Reported		Restated
							for the		for the
	Originally			Originally			period from		period from
	Reported		Restated	Reported		Restated	September 10,		September 10,
	for the three		for the three	for the three		for the three	2008		2008
	months ended		months ended	months ended		months ended	(inception) to		(inception) to
	March 31, 2010	Adjustments	March 31, 2010	March 31, 2009	Adjustments	March 31, 2009	March 31, 2010	Adjustments	March 31, 2010

Revenue	$-		$-	$-		$-	$-		$-

General and administrative expenses	40,324		40,324	-	$(6,273)	(6,273)	(40,699)	$(121,952)	(162,651)

Net loss	$(40,324)		$(40,324)	$-	$(6,273)	$(6,273)	$(40,699)	$(121,952)	$(162,651)

Loss per common share, basic and diluted	$-		$-	$-		$-

Weighted average common shares outstanding	45,750,000	(9,608,219)	36,141,781	28,086,986	1,913,014	30,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements.

CARBON 612 CORPORATION
(a corporation in the development stage)
Unaudited Condensed Restated Balance Sheets

	Originally Reported		Restated	As of		Restated
	As of March 31, 2010		As of March 31, 2010	December 31, 2009		As of December 31, 2009
	(unaudited)	Adjustments	(unaudited)	(see Note 1)	Adjustments	(unaudited)

Cash	$95,715		$95,715	$111,605		$111,605

Total current assets	95,715		95,715	111,605		111,605

Patents	50,519		50,519	50,519		50,519

Total Assets	$146,234		$146,234	$162,124		$162,124

Accounts Payable	$30,361		$30,361	$27,907		$27,907
Due to Clear Skies	21,980	$121,952	143,932	-	121,952	121,952
Total current liabilities	52,341	121,952	174,293	27,907	121,952	149,859

Derivative liability for warrants	60,000		60,000	60,000		60,000

Total liabilities	112,341	121,952	234,293	87,907	121,952	209,859

Stockholders' Equity (Deficiency)

Preferred stock, authorized 10,000,000 shares,
$.001 par value, none issued or outstanding	-		-	-
Common stock, authorized 100,000,000 shares
$.001 par value, 45,750,000 and 30,000,000
shares issued and outstanding as of March 31,
2010 and December 31, 2009, respectively	45,750		45,750	45,750		45,750

Additional paid-in Capital	28,842		28,842	28,842		28,842
Deficit accumulated
during the development stage	(40,699)	(121,952)	(162,651)	(375)	(121,952)	(122,327)

Total stockholders' equity (deficiency)	33,893	(121,952)	(88,059)	74,217	(121,952)	(47,735)

Total Liabilities and
Stockholders' Equity (Deficiency)	$146,234	$-	$146,234	$162,124	$-	$162,124

See Accompanying Notes to Unaudited Condensed Financial Statements.

Carbon 612 Corporation
(a corporation in the development stage)
Unaudited Condensed Restated Statements of Cash Flows							Originally
							Reported		Restated
							for the		for the
	Originally			Originally			period from		Period from
	Reported		Restated	Reported		Restated	September 10,		September 10,
	for the three		for the three	for the three		for the three	2008		2008
	months ended		months ended	months ended		months ended	(inception) to		(inception) to
	March 31, 2010	Adjustments	March 31, 2010	March 31, 2009	Adjustments	March 31, 2009	March 31, 2010	Adjustments	March 31, 2010

Cash flow from operating activities
Net loss	$(40,324)	$-	$(40,324)	$-	$(6,273)	$(6,273)	$(40,699)	$(121,952)	$(162,651)

Adjustments to reconcile net loss to net cash used in operating activities

Due to parent company	21,980		21,980			6,273	21,980	121,952	143,932
Accounts payable	2,454		2,454		6,273		(5,576)		(5,576)

Net cash used in operating activities	(15,890)		(15,890)		-	-	(24,295)	-	(24,295)

Cash flows from financing activities

Issuance of common stock, net of offering costs of $30,000	-		-	10		10	120,000		120,000

Net cash provided by financing activities	-		-	10		10	120,000		120,000

Net increase (decrease) in cash	(15,890)		(15,890)	10		10	95,705		95,705

Cash, beginning of period	111,605		111,605				10		10

Cash, end of period	$95,715		$95,715	$10		$10	$95,715		$95,715

Common stock issued for legal services in connection with the November 2009 private placement	$7,500		$7,500				$7,500		$7,500

Warrants issued in connection with the November 2009 private placement	$60,000		$60,000				$60,000		$60,000

Background

Carbon 612 Corporation (“Carbon 612”, the “Company”, “we”, “us” or “our”) is a Delaware corporation formed on September 10, 2008. We are a development stage company which plans to sell the XTRAX® remote monitoring system for measuring the production of solar and other renewable energy systems and for transmission of the data via the cellular network, and potentially via microwave transmission network or satellite. We are a subsidiary of Clear Skies Solar, Inc. (“Clear Skies” or “CSS”), which owns approximately 66% of our outstanding common stock..

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

The design philosophy behind XTRAX ® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX ® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX ® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported to the server via the cellular network. We also intend to make the necessary changes to the units such that communications may be via microwave or satellite technology. The XTRAX ® system as a whole provides automated billing and reporting plus the ability for users to retrieve reports from a dedicated website.

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

We can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after we have obtained all three of these approvals. We currently expect to begin offering XTRAX® units to the market in 2011.

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

Note 5. Income Taxes

For the three months ended March 31, 2010 there was no income tax benefit recorded.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q/A and the notes thereto, as well as the other sections of this Quarterly Report and our registration statement as amended (the “Registration Statement”) initially filed with the Securities and Exchange Commission on February 3, 2010 under the Securities Exchange Act of 1934 on Form 10, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and the Registration Statement. Our actual results may differ materially.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A constitute "forward-looking statements". The words or phrases "can be," may," "could," "would," "expects,""believes," "seeks," "estimates," "projects" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section "Risk Factors" included in our Registration Statement, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. Except as required by law we do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

The design philosophy behind XTRAX ® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX ® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX ® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported to the server via the cellular network. We also intend to make the necessary changes to the unit such that communications may be via microwave or satellite technology. The XTRAX ® system as a whole provides automated billing and reporting plus the ability for users to retrieve reports from a dedicated website.

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

We can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after we have obtained all three of these approvals. We currently expect to begin offering XTRAX® units to the market in 2011.

Since we began operations we have incurred net losses. As of March 31, 2010, we had an accumulated deficit of $162,651 and we expect to incur additional losses in the foreseeable future. We have not earned any revenues since inception. Since our inception we have financed our operations solely through sales of equity securities. See Note 5.

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

Results of Operations: Comparison of Three Month Periods Ended March 31, 2010 and 2009

We had no revenue in either three month period ended March 31, 2010 or 2009, nor since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $40,324 for the three months ended March 31, 2010 compared to $6,273 in the three months ended March 31, 2009. This increase is largely accounted for by salaries of $22,000, accounting fees of $7,500 and rent of $7,500.

Liquidity and Capital Resources - Going Concern

At March 31, 2010, we had an accumulated deficit of $162,651 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception solely through private placements of equity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are satisfactory to us.

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

Certain Risks and Uncertainties

The Registration Statement filed on Form 10/A with the Securities and Exchange Commission in May 2010, includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented in this 10-Q/A should be read in conjunction with the risk factors and information disclosed in such Registration Statement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Due to our status as a smaller reporting company, this Item is not applicable.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of March 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

CARBON 612 CORPORATION

Date: September 28, 2010	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2010	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Services Agreement, dated January 1, 2010, between the Company and Clear Skies Solar, Inc. (filed as exhibit to Form 10/A filed with the SEC on May 12, 2010 and incorporated herein by reference)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*  Filed herewith