Form 10-Q
period 2010-09-30
CARBON 612 Corp
filed 2010-11-09
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

YES      . NO  X .

As of November 8, 2010, 45,750,000 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Table of Contents

Page
PART I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	3

Condensed Statements of Operations for the three and nine months ended September 30, 2010 (unaudited) and 2009 and for the period from September 10, 2008 (inception) to September 30, 2010 (unaudited)	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from September 10, 2008 (inception) to September 30, 2010 (unaudited)	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II OTHER INFORMATION	14

Item 6. Exhibits	14

Signatures	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Condensed Balance Sheets

	September 30,	December
	2010	31, 2009
	(unaudited)	(see Note 1)
Assets:
Cash	$6,833	$111,605

Total current assets	6,833	111,605

Patents	50,519	50,519

Total Assets	$57,352	$162,124

Liabilities:
Accounts payable	$84,344	$27,907
Due to parent	131,744	121,952
Total current liabilities	216,088	149,859

Derivative liability for warrants	60,000	60,000

Total liabilities	276,088	209,859

Stockholders' Deficiency:

Preferred stock, authorized 10,000,000 shares,
$.001 par value, none issued or outstanding	-	-
Common stock, authorized 100,000,000 shares
$.001 par value, 45,750,000
shares issued and outstanding as of September 30,
2010 and December 31, 2009	45,750	45,750
Additional paid-in capital	28,842	28,842
Deficit accumulated during the development stage	(293,328)	(122,327)

Total stockholders' deficiency	(218,736)	(47,735)

Total Liabilities and Stockholders' Deficiency	$57,352	$162,124

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine Months ended September 30, 2009	For the period from September 10, 2008 (inception) September 30, 2010

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	$79,769	$8,192	$171,001	$20,158	$293,328

Net loss	$(79,769)	$(8,192)	$(171,001)	$(20,158)	$(293,328)

Loss per common share, basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares Outstanding	45,750,000	30,000,000	45,750,000	30,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

			For the period from
	For the nine	For the nine	September
	months	months	10, 2008
	ended	ended	(inception)
	September 30,	September 30,	to September
	2010	2009	30, 2010
Cash flow from operating activities
Net loss	$(171,001)	$(20,158)	$(293,328)

Adjustment to reconcile net loss to net cash used in operating activities

Due to Parent	9,792	20,158	131,744
Accounts payable	56,437	-	48,407

Net cash used in operating activities	(104,772)	-	(113,177)

Cash flows from financing activities

Issuance of common stock, net of cash offering costs of $30,000	-	-	120,000

Net cash provided by financing activities	-	-	120,000

Net increase (decrease) in cash	(104,772)	-	6,823

Cash, beginning of period	111,605	10	10

Cash, end of period	$6,833	$10	$6,833

Supplemental disclosure of noncash investing and financing activities

Common stock issued for legal services in connection with the November 2009 private placement	$-	$-	$7,500

Warrants issued in connection with the November 2009 private placement	$-	$-	$60,000

See Accompanying Notes to Unaudited Condensed Financial Statements

CARBON 612 CORPORATION

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009, and for the period from September 10, 2008 (inception) to September 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed restated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed restated balance sheet information as of December 31, 2009 was derived from the audited financial statements and notes thereto included in the Company’s registration statement (as amended) (the “Registration Statement”) on Form 10 initially filed under the Securities Exchange Act of 1934 on February 3, 2010, with the Securities and Exchange Commission (“SEC”). The interim financial statements contained herein should be read in conjunction with the Registration Statement.

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

As of September 30, 2010, the Company has not earned any revenue and its sole activity has been the further development of the XTRAX® technology leading towards its commercialization which is expected to begin in 2011. It is not our intention to manufacture the XTRAX® units but rather to subcontract its manufacturing and assembly. Since inception, the Company has incurred losses and negative cash flows from operations and at September 30, 2010, the Company had an accumulated deficit of approximately $293,000. At September 30, 2010 and November 8, 2010, we had approximately $7,000 and $10,000 in cash on hand, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurance that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern.  Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000, we will need to raise additional funds to commercialize the XTRAX® product and continue in business.

The accompanying condensed balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

Background

Carbon 612 Corporation (“Carbon 612”, the “Company”, “we”, “us” or “our”) is a Delaware corporation formed on September 10, 2008. We are a development stage company which plans to sell the XTRAX® remote monitoring system for measuring the production of solar and other renewable energy systems and for transmission of the data via the cellular network and after further development via microwave transmission or satellite. We are a subsidiary of Clear Skies Solar, Inc. (“Clear Skies” or “CSS”), which owns approximately 66% of our outstanding common stock.

The development of XTRAX® started in December 2005 when Clear Skies Group, Inc. (which was subsequently acquired by Clear Skies Solar, Inc.) hired Mr. Robert Dockweiler, a electronics and software engineer, to begin development of the product based on the concept developed by Ezra Green, the then CEO of Clear Skies Group, Inc. and now CEO of CSS. From December 2005 until November 2009, the product was in the development stage under the guidance of Mr. Dockweiler and Mr. Green. Due to CSS’ limited capital resources, and the differences between its primary operations (installation of solar energy systems for commercial customers) and the business envisioned for the XTRAX® product (monitoring the performance of primarily smaller solar energy systems already installed on individual residences), CSS determined that, after it had largely completed development of the product, which occurred by November 2009, XTRAX® was ready for final independent testing and that funding for commercialization of XTRAX® could be more easily obtained if XTRAX® was in a separate corporate entity. CSS therefore transferred to us the XTRAX® patent and all related intellectual property and assets, as well as the related liabilities.

XTRAX® is our patented system for remote real-time monitoring of the energy production of solar and other renewable energy systems and for providing fault notification. The system consists of a central database server and remote energy meters. The server routinely accesses the remote meters to recover the energy reading of the solar or other alternative energy systems. The meter installed at the alternative energy system site constantly monitors the system to provide energy metering and real-time system failure detection. In case of system failure, the meter will automatically contact the server to report the type of failure. XTRAX ® can also be used to sub-monitor portions of larger scale commercial or utility-sized systems to increase efficiency and reporting of performance by monitoring its segments ("strings" or "lines") of solar panels individually. XTRAX ® can also be used for third party verification of other production monitoring devices.

The design philosophy behind XTRAX ® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX ® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX ® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported to the server via the cellular network. Alternately, after further development communications may be via microwave or satellite technology. The XTRAX ® system as a whole provides automated billing and reporting plus the ability for users to retrieve reports from a dedicated website.

The XTRAX® can currently perform all of the functions described above; however, we have not yet begun marketing and sales of the product to potential customers because, prior to such marketing and sales, the following needs to occur:

•

The XTRAX® unit needs to be listed by Underwriters Laboratory, which tests the product for safety. This is known as the UL listing. We have submitted samples and information to UL, and responded to their questions, but until November 2009, we did not have the necessary funding to provide UL the number of units they require for further testing before they can grant a UL listing. Furthermore, after we did have the necessary funding, submission of test units to Underwriters Laboratory was delayed so that we could complete certain software modifications and also complete third party verification of the accuracy of the measurements by XTRAX® units.  Independent laboratory testing was recently completed for the XTRAX® Residential meter and all of the samples were found to be compliant.  The meter's accuracy determined to be well above the required standard.  Future testing will be performed on the XTRAX® Small Commercial meter and we once again expect favorable results. We have already made certain changes requested by UL and we believe we will obtain the UL listing.

•

After UL listing is obtained, the product needs to be approved by the Federal Communications Commission (“FCC”), because there are some electronic emissions from the unit. Similarly to the UL listing process, the FCC approval process involves submitting samples and information, testing by the FCC, responding to FCC questions, and possibly making changes to the product if necessary to obtain the approval. We believe that, after obtaining UL listing, the FCC approval will be forthcoming as we believe XTRAX® meets the FCC requirements.

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

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of September 30, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

3. Summary of significant accounting policies

Revenue: Revenue will be recognized when an XTRAX® unit is sold and delivered, or installed under a contract with a third party, the energy production data has been collected and we have transmitted it to the buyer and there is reasonable assurance of payment to us. If we license the technology we will record license revenue as it is earned under the license agreement if there is reasonable assurance of the licensee making payment to us.

Cost Recognition: Costs include all costs paid to third parties for the manufacture of the XTRAX® unit and the costs of shipment to the customer and installation of the unit. The Company will carry inventories as it needs to have sufficient units on hand in advance of anticipated orders due to possible long lead times at vendors. We will not manufacture the XTRAX® units ourselves.

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

Loss Per Share: The Company complies with GAAP related to calculation of loss per share, which has a dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the nine month periods ended September 30, 2010 and 2009, the effects of the shares issuable upon exercise of 15,000,000 outstanding warrants have not been considered in diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

The Company has concluded that the anti-dilution provisions in the warrants issued on November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2009. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2009. The Company believes that the estimate of fair value from issuance to September 30, 2010 has remained the same as the Company has had no other stock offerings and no significant operations during the period. Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this financial instrument may change. Any fair value adjustments of this liability will be recognized in earnings.

Recent Accounting Pronouncements

There have been no updates to the Company’s disclosure of recent accounting pronouncements as of September 30, 2010, as compared to those disclosed in Note 2, “Summary of significant accounting policies” in the Registration Statement on Form 10/A filed September 30, 2010.

4. Common stock issued and agreed to be issued; Related party transactions

On November 13, 2009, we entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of September 30, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock. Arthur Goldberg, an officer of Clear Skies and our Vice President, Secretary and Treasurer, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

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

Such expenses totaled $19,793 and $67,473 for the three and nine months ended September 30, 2010, respectively, $8,192 and $20,158 for the three and nine months ended September 30, 2009, and $189,423 for the period from inception to September 30, 2010.

As of September 30, 2010 our liability to CSS totaled $131,744.

Note 5. Income Taxes

For the three and nine months ended September 30, 2010 and 2009, and for the period from September 10, 2008 (inception) to September 30, 2010 there was no income tax benefit recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred income tax assets and liabilities as of September 30, 2010 are as follows:

Net operating loss carryforward	$117,331
Valuation allowance	(117,331)
Net deferred tax asset	$-

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

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements". The words or phrases "can be," may," "could," "would," "expects," "believes," "seeks," "estimates," "projects" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section "Risk Factors" included in our Registration Statement, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. Except as required by law we do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

The development of XTRAX® started in December 2005 when Clear Skies Group, Inc. (which was subsequently acquired by Clear Skies Solar, Inc.) hired Mr. Robert Dockweiler, a electronics and software engineer, to begin development of the product based on the concept developed by Ezra Green, the then CEO of Clear Skies Group, Inc. and now CEO of CSS. From December 2005 until November 2009 the product was in the development stage under the guidance of Mr. Dockweiler and Mr. Green. Due to CSS’ limited capital resources, and the differences between its primary operations (installation of solar energy systems for commercial customers) and the business envisioned for the XTRAX® product (monitoring the performance of primarily smaller solar energy systems already installed on individual residences), CSS determined that, after it had largely completed development of the product, which occurred by November 2009, XTRAX® was ready for final independent testing and that funding for commercialization of XTRAX® could be more easily obtained if XTRAX® was in a separate corporate entity. CSS therefore transferred to us the XTRAX® patent and all related intellectual property and assets, as well as the related liabilities.

XTRAX® is our patented system for remote real-time monitoring of the energy production of solar and other renewable energy systems and for providing fault notification. The system consists of a central database server and remote energy meters. The server routinely accesses the remote meters to recover the energy reading of the solar or other alternative energy systems. The meter installed at the alternative energy system site constantly monitors the system to provide energy metering and real-time system failure detection. In case of system failure the meter will automatically contact the server to report the type of failure. XTRAX ® can also be used to sub-monitor portions of larger scale commercial or utility-sized systems to increase efficiency and reporting of performance by monitoring its segments ("strings" or "lines") of solar panels individually. XTRAX ® can also be used for third party verification of other production monitoring devices.

The design philosophy behind XTRAX ® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX ® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX ® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported to the server via the cellular network. Alternately, communications may potentially be via microwave or satellite technology after further development is completed. The XTRAX ® system as a whole provides automated billing and reporting plus the ability for users to retrieve reports from a dedicated website.

The XTRAX® can currently perform all of the functions described above; however, we have not yet begun marketing and sales of the product to potential customers because, prior to such marketing and sales, the following needs to occur:

•

The XTRAX® unit needs to be listed by Underwriters Laboratory, which tests the product for safety. This is known as the UL listing. We have submitted samples and information to UL, and responded to their questions, but until November 2009 we did not have the necessary funding to provide UL the number of units they require for further testing before they can grant a UL listing. Furthermore, after we did have the necessary funding, submission of test units to Underwriters Laboratory was delayed so that we could complete certain software modifications and also complete third party verification of the accuracy of the measurements by XTRAX® units. Independent laboratory testing was recently completed for the XTRAX® Residential meter and all of the samples were found to be compliant.  The meter's accuracy determined to be well above the required standard.  Future testing will be performed on the XTRAX® Small Commercial meter and we once again expect favorable results.  This process is now underway. We have already made certain changes requested by UL and we believe we will obtain the UL listing.

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

Since we began operations we have incurred net losses. As of September 30, 2010, we had an accumulated deficit of $293,328 and we expect to incur additional losses in the foreseeable future. We have not earned any revenues since inception. Since our inception we have financed our operations solely through a sale of equity securities. See Note 4.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. As of September 30, 2010 and November 8, 2010, our available cash balance was approximately $7,000 and $10,000, respectively. Notwithstanding our recent sale of our common stock and warrants for gross proceeds of $150,000 we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units and to continue in business.

Generally, we anticipate that our operating costs and expenses will increase in the future to support the commercialization and marketing of XTRAX® units. Increased costs will be attributable to increased personnel, principally sales and support staff for marketing and expenditures to promote our services.

Results of Operations: Comparison of Three Month Periods Ended September 30, 2010 and 2009

We had no revenue in either three month period ended September 30, 2010 or 2009, nor since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $79,769 for the three months ended September 30, 2010 compared to $8,192 in the three months ended September 30, 2009. The increase of $71,577 is largely accounted for by increases in accounting fees of $16,000, in salaries of $7,000, legal fees of $30,000, outside laboratory fees of $9,000 and rent of $3,000.

Results of Operations: Comparison of Nine Month Periods Ended September 30, 2010 and 2009

We had no revenue in either nine month period ended September 30, 2010 or 2009, nor since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $171,001 for the nine months ended September 30, 2010 compared to $20,158 in the nine months ended September 30, 2009. The increase of $150,843 is largely accounted for by increases in accounting fees of $47,000, salaries of $33,000, rent of $16,000, outside laboratory fees of $9,000 and legal fees of $40,000.

Liquidity and Capital Resources - Going Concern

At September 30, 2010, we had an accumulated deficit of $293,328 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception solely through private placements of equity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are satisfactory to us.

At September 30, 2010 and November 8, 2010, we had approximately $7,000 and $10,000 in cash, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000 we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units to continue in business.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. However, there can be no assurance that the Company will be able to obtain financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

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

As of September 30, 2010 our liability to CSS totaled $131,744.

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

Item 4. Controls and Procedures.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to our failure to record expenses incurred on our behalf by our parent company. We have therefore restated our financial statements as of and for each of the years ended December 31, 2008 and 2009 and for the period from September 10, 2008 (inception) to December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits. .

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive and Financial Officers

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON 612 CORPORATION

Date: November 9, 2010	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive and Financial Officers

* Filed herewith