Form 10-K
period 2010-12-31
CARBON 612 Corp
filed 2011-04-14
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53105

CARBON 612 CORPORATION

(Exact name of registrant as specified in charter)

Delaware	26-3674846
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Old Country Road, Suite 610
Mineola, New York	11501-4241
(Address of Principal Executive Offices)	(Zip Code)

(516) 282-7652

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $142,000 computed by reference to the price at which the common equity was last sold as of June 30, 2010. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2011 was 45,750,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

CARBON 612 CORPORATION

PART I

Item 1.  Business

Background

Carbon 612 Corporation (“Carbon 612”, the “Company”, “we”, “us” or “our”) is a Delaware corporation formed on September 10, 2008. We are a development stage company which plans to sell the XTRAX® remote monitoring system for measuring the production of solar and other renewable energy systems and for transmission of the data via cellular networks, and potentially via microwave transmission network or satellite (the XTRAX® unit does not currently have the capacity for transmission via microwave and satellite). We are a subsidiary of Clear Skies Solar, Inc. (“Clear Skies” or “CSS”), which owns approximately 66% of our outstanding  shares of common stock.

The development of XTRAX® started in December 2005 when Clear Skies Group, Inc. (which was subsequently acquired by Clear Skies Solar, Inc.) hired Mr. Robert Dockweiler, an electronics and software engineer, to begin development of the product based on the concept developed by Ezra Green, the then CEO of Clear Skies Group, Inc and now CEO of CSS. From December 2005 until November 2009 the product was in the development stage under the guidance of Mr. Dockweiler and Mr. Green.  Due to CSS’ limited capital resources, and the differences between its primary operations (installation of solar energy systems primarily for commercial customers) and the business envisioned for the XTRAX® product (monitoring the performance of primarily smaller solar energy systems already installed on individual residences), CSS determined that, after it had largely completed development of the product, which occurred by November 2009, XTRAX® was ready for final independent testing and that funding for commercialization of XTRAX® could be more easily obtained if XTRAX® was in a separate corporate entity. CSS therefore transferred to us the XTRAX® patent and all related intellectual property and assets, as well as the related liabilities.

Pursuant to (i) a Corporate Assignment, dated November 2, 2009 (the “Corporate Assignment”), (ii) a Trademark Assignment, also dated November 2, 2009 the (“Trademark Assignment”), and (iii) an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 13, 2009 (the “Transfer Agreement”), each with Clear Skies, which was then our sole stockholder, (a) Clear Skies assigned to Carbon 612 all of the assets relating to its XTRAX® wireless data monitoring system for renewable energy systems and (b) Carbon 612 assumed certain liabilities relating to such assets. We did not pay any consideration for such assignment, other than the assumption of the related liabilities.

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by us to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of our common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of our Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of the date of the filing of this Annual Report, Clear Skies owns approximately 66% of our outstanding shares of Common Stock.

The Purchase Agreement required us to use our best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) and provided for certain liquidated damages if the registration statement did not go effective by May 12, 2010. The registration statement, which was filed on Form 10 pursuant to the Securities Exchange Act of 1934, as amended, went effective automatically in April 2010, 60 days after its initial filing; accordingly, no liquidated damages were owed under the Purchase Agreement.

Our business represents a minimal part of Clear Skies’ business. The Company has generated no revenue to date and, as a development stage company, its operations have been limited to development-related activities. The Company has total assets of $57,825 and $162,124 as of December 30, 2010 and 2009, respectively, and shares two employees with Clear Skies (who, in 2010, devoted, in the aggregate, approximately 60% and 8%, respectively, of their time to Carbon 612). By comparison, Clear Skies (on a consolidated basis, including Carbon 612) has total assets of $425,358 as of December 31, 2010. Clear Skies had revenues of $5,529,719 and $194,508 and net losses of $9,718,625 and $7,679,195 for the years ended December 31, 2010 and 2009, respectively. Clear Skies currently has 18 full-time employees (including the two employees shared with us). Clear Skies has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. In Clear Skies’ auditor’s report dated April 14, 2011, Clear Skies’ auditor stated that there was substantial doubt about Clear Skies ability to continue as a going concern. Due to our reliance on Clear Skies for personnel and facilities, adverse developments relating to Clear Skies’ existence would have a material and adverse effect on our ownership structure and access to and costs of employees and facilities.

In addition to its interest in Carbon 612, Clear Skies is a designer, integrator and installer of solar energy systems. Clear Skies markets and sells systems for residential, commercial, industrial and agricultural customers, sourcing components (such as solar modules and inverters) from third-party manufacturers. By comparison, we expect that the primary market for XTRAX® will be smaller solar energy systems already installed on homes.

Products and Services

Overview

XTRAX® is our patented system for remote real-time monitoring of the energy production of solar and other renewable energy systems and for providing fault notification. The system consists of a central database server and remote energy meters. The server routinely accesses the remote meters to recover the energy reading of the solar or other alternative energy systems. The meter installed at the alternative energy system site constantly monitors the system to provide energy metering and real-time system failure detection. In case of system failure the meter will automatically contact the server to report the type of failure. XTRAX® can also be used to sub-monitor portions of larger scale commercial or utility sized systems to increase efficiency and reporting of performance by monitoring "strings" or "lines" individually. XTRAX® can also be used for third party verification of other production monitoring devices.

The design philosophy behind XTRAX® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements including, but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported to the server via the cellular network. We also intend to make the necessary changes to the unit such that communications may be via microwave or satellite technology (the XTRAX® unit does not currently have the capacity for transmission via microwave and satellite). The XTRAX® system as a whole provides automated billing and reporting plus the ability for users to retrieve reports from a dedicated website.

XTRAX® can currently perform all of the functions described above; however, we have not yet begun marketing and sales of the product to potential customers because, prior to such marketing and sales, the following needs to occur:

•

The XTRAX® unit needs to be listed by Underwriters Laboratory, which tests the product for safety. This is known as the UL listing. We have submitted samples and information to UL, and responded to their questions, but until November 2009 we did not have the necessary funding to pay UL’s fee and to provide UL the number of units they require for further testing before they can grant a UL listing. Furthermore, after we did have the necessary funding, submission of test units to Underwriters Laboratory was delayed so that we could complete certain software modifications and also complete third party verification by an independent testing laboratory of the accuracy of the measurements by XTRAX® units.  Independent laboratory testing was recently completed for the XTRAX® residential meter and all of the samples were found to be compliant with accuracy standards set by the American National Standards Institute, or ANSI.  The meter's accuracy was determined to be well above such standards established by ANSI, which is the organization that establishes the standards generally accepted by industry for products, services, processes, systems and personnel in the United States, including the accuracy of meters. The testing by the independent laboratory produced statistically significant results, and did not indicate any negative results. Future testing will be performed on the XTRAX® small commercial meter and we once again expect favorable results. We have already made certain changes requested by UL and we believe we will obtain the UL listing.

•

After UL listing is obtained, the product needs to be approved by the Federal Communications Commission (“FCC”), because there are some magnetic emissions from the unit. Similarly to the UL listing process, the FCC approval process involves submitting samples and information, testing by the FCC, responding to FCC questions, and possibly making changes to the product if necessary to obtain their approval. We believe that, after obtaining UL listing, the FCC approval will be forthcoming as we believe XTRAX® meets the FCC requirements.

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

The XTRAX® unit can be encapsulated in a weather-proof plastic box that may then be installed outside the home, or can be encapsulated in a different container for installation inside the home, depending on the placement of the customer’s wiring, and the CT sensor will measure the system performance. A CT sensor, or current transformer, is the wire sensor that wraps around the electric wire carrying the power generated by the solar system and measures such power. Since the credits are only sold in units of mega Watts, the role of the aggregator is to collect solar output eligible for credits until they have at least one mega Watt and then to offer it for sale. The aggregator would pay us and we would deduct the monthly fee due from each homeowner and remit the balance via direct deposit to them based on the production of each system. The fees range from 10% to 20% depending on the particular aggregator but the total sales price will depend on the final market price received on each transaction, which in turn will determine the net amount paid to the homeowner. We will charge a flat fee regardless of the total revenue generated.

We plan to sell XTRAX® to photovoltaic (sometimes called “solar electric” or “PV”) installers, utilities and owners (primarily residential or small scale commercial, industrial and agricultural) of existing and future renewable energy system installations. We may also sell it to Clear Skies’ customers. We believe that XTRAX® will enable us to acquire and validate Renewable Energy Credits (RECs) and provide information regarding greenhouse gas emissions that may support the generation of Carbon Credits. Development of our XTRAX® system may also open other potential markets, such as the ability to monitor heat and flow rates for such applications as irrigation, oil well monitoring, and solar-thermal measurement. We have begun beta testing of our proprietary software, and we expect to outsource the manufacturing of XTRAX® units. We currently plan to commercially launch XTRAX® during 2011.

XTRAX® Recurring Revenue Model

The XTRAX® Remote Access Energy Monitor System was designed specifically for the domestic Renewable Energy Credit (REC) market, regional and international production based incentive programs and for the international Carbon Credit Market (CCM). The system utilizes the existing cellular network infrastructure thereby eliminating the need for LAN/WAN or any other hardwired network systems. In extreme remote conditions the system will be developed so it can also make use of satellite or microwave communications (the XTRAX® unit does not currently have the capacity for transmission via microwave and satellite).

RECs, also known as Green Tags, Renewable Energy Certificates, and Tradable Renewable Certificates, are non-tangible energy commodities in the United States. One REC is considered proof that one megaWatt hour of renewable energy has been created. RECs were created as a means for electricity suppliers to comply with Renewable Portfolio Standards (RPS). To date, there are 29 states with an RPS requirement. Rules governing the administration of an RPS and the treatment of RECs typically vary by state. In our opinion New Jersey has the most developed and valuable REC market and most states model their own REC markets on the New Jersey market. Typically, RECs have a price ceiling dictated by the state’s public utility board and some boards have also set price floors. Although electricity suppliers can purchase RECs directly from renewable energy project owners, the market has created a need for aggregators. These aggregators purchase RECs from many sources and sell the RECs in a bundled fashion. We believe that over time aggregators will refuse to accept paper reports from system owners and will require automated verifiable data and, should that actually occur, we should have a very good opportunity to obtain significant market share based on the capabilities of the XTRAX® unit.

Within some REC markets there is a Solar REC (SREC) market. We know of seven states with SREC markets in addition to Washington DC. SRECs differ from RECs in that they are generated only at facilities utilizing solar energy as opposed to wind or other renewable energy sources. This is an important distinction in states where an RPS has a Solar Carve-Out. A Solar Carve-Out specifically dictates the amount of energy that must be generated by solar energy within the electric generator’s portfolio and often values solar generation at a higher rate than other renewable generation. This higher valuation is often achieved through a Solar Alternative Compliance Payment (SACP). An SACP is the monetary penalty that electricity suppliers must pay if their Solar Carve-Out requirements are not met.

A Carbon Credit is equivalent to one metric ton of carbon dioxide prevented from entering the atmosphere. Each credit has a market driven value depending on the type and the origin of the emission reduction produced. Carbon credits are mostly purchased by governments and corporations that have a legal obligation to reduce their carbon footprint. The market has a limit or “cap” of how much of each pollutant can be emitted. Companies are then issued emission permits and are required to hold an equivalent number of credits. The total number of credits cannot exceed the cap so that emissions are limited to that level. The goal is to allow market mechanisms to drive industrial and commercial processes in the direction of lower emissions or less carbon intensive approaches than those used when there is no cost to emitting. Currently, the only compliance regulated market for carbon credits is in Europe but there are some small voluntary local markets within the United States. A bill was before the U.S. Senate in its 2009-2010 session that would create a national level cap and trade system but it was not passed and its future passage is uncertain.

The Carbon 612 business model is to license/install XTRAX® on all sub-100kW systems in the United States as well as internationally in order to capture small-system production information. We believe that currently there are no reliable and cost effective methods of accurately collecting this data from small systems which makes monetizing the credits and incentives from smaller systems of little or no value.

The XTRAX® units will be installed, under a contract between the Company and the homeowner, by a third party professional who will be paid by the Company. An XTRAX® unit must be installed by a professional and cannot be installed by the homeowner.

As of the end of 2009, there were over 90,000 total installed residential solar systems in the USA alone (including 29,418 installed in 2009, a 73% increase over the number of such systems installed in 2008), according to the Solar Energy Industries Association. We have not been able to find data on the number of such sub-100kW systems in the United States on a state by state basis; however, the data published by the Solar Energy Industry Association shows that as of the end of 2009 the total number of installations tied to the electric grid was 100,198.  Of this total, residential installations represented 90,158 systems and non-residential installations totaled 9,763 systems.  The remaining 277 installations were high capacity utility grade systems.  The residential installations had an average capacity of 5.3 kWh and non-residential installations had a 91.0 kW capacity in 2009, 108.8 kW in 2008 and 69.1 kW in 2007 with lower capacities in prior years. Accordingly, we believe substantially all of the 90,158 residential systems have a capacity of less than 100 kW. In addition, as non-residential installations have an average capacity of 91.0 kW, we believe approximately one-third to one-half of non-residential installations have a capacity of under 100 kW. Assuming conservatively that one-third of non-residential systems have a capacity of less than 100 kW, we estimate that the total number of sub-100 kW systems in the United States is approximately 93,000.

XTRAX® will be installed on existing small systems, usually residential, where our patented hardware will monitor kWh production, including but not limited to time of day production, then send this data autonomously to our in-house servers where it is managed by our copyrighted software. The software takes the kWh data and assigns it a value according to individual client contracts.

SRECs are bought and sold in auction markets as well as under firm contracts.  The weighted average auction market price of an SREC in the State of New Jersey during the period from June 2010 to February 2011 ranged between $548.19 and $641.87 per mW (with a range from $45 to $690). Based on industry data from the Solar Energy Industry Association the size of the average solar residential installation in 2009 was 5.3 kW.  Based on 4.5 sun hours a day in New Jersey during a year, and based on a 30 day month and 12 months a year, that system would generate 8,586 kWh or 8.5 mWh annually.  Using the midpoint of the weighted average auction price per mW the total revenue from that home in one year would be $5,058.  If the aggregator’s fee was as high as 20% (these fees now range from 10% - 20%), or $1,011, the balance would equal $4,047.  Based on our expected price of approximately $20 per month, our fee would average $240 and the homeowner would receive $3,807.  Since SREC auction prices in New Jersey are the highest in the United States we might charge a higher monthly fee in New Jersey than in other states.  For instance, SREC auction fees per SREC in the month of November 2010 were Maryland ($320), Maine ($500), Ohio ($325), Pennsylvania ($210) and the District of Columbia ($225).  Also, older residential solar systems have a lower average capacity – in the period from 2005 – 2008 they averaged 4.5 kW each (about 15% less than the 2009 average of 5.3 kW) and therefore in New Jersey the total revenue and revenue to the homeowner would be reduced to approximately $4,733 and $3,546, based on our $20 per month fee.

The client preset values are based on purchase contracts of the “REC” or “CCM” or production based incentive programs and can be traded or offered on the “spot” market, each according to the requirements of the client. Potential clients include homeowners, business owners or anyone who owns the rights to the RECs or CCMs such as aggregators, finance companies or power purchase agreement (“PPA”) providers and regional utilities that offer their own incentives.

The model is for Carbon 612 to charge a monitoring fee of $8.95-$29.95 per month per residential client or more for larger scale clients or sub metering contracts.

We believe the value we will offer our clients under our XTRAX® platform is based on the following:

1)

No upfront cost to the customer.

2)

Autonomous data collection. No one is required to read a meter and submit a hand written report.

3)

Client receives a check or direct bank deposit for verified credits collected that were previously elusive.

4)

Accurate and verifiable data in an electronic format. At this time homeowners have to complete forms (if they remember to do so and do it accurately and legibly) by hand and mail this paper report to the aggregator, who then has to deal with the paper, enter the data which may or may not be correct or legible. These issues reduce the price the homeowner is paid. It is not effective to manually collect small amounts of data from a large number of homeowners and submit the data for monetization.

5)

Client receives automatic notifications in the event that their system is not functioning.

We will convert the data received into the electronic format required by aggregators that sell the credits to utilities, or when enough XTRAX® units are in place, by us directly to utilities as we could then become an aggregator and retain the profit now earned by aggregators. The utilities would pay the aggregators (or us) via electronic transfer, the aggregator would transfer our share to us and we would, after deducting the monthly fee from each homeowner or other user of an XTRAX® unit, remit the balance due via direct deposit if the client has a bank account or mail a check if they do not have a bank account. Utilization of electronic transfer of funds reduces cost and avoids the necessity of preparing and mailing checks or using credit cards which are sometimes cancelled or allowed to lapse by card holders, causing further problems.

XTRAX® Server

The XTRAX® Server utilizes an automated data retrieval and reporting system. The server will maintain a database of meter information. The primary meter identification will be the remote site’s communication access number. For installations using a cellular modem this will be the modem’s eleven digit phone number. The server will regularly and automatically access the remote meters to recover and record current energy production totals. Current energy data will be compared to previously retrieved data to calculate energy production. Meter access can be configured to occur monthly, weekly, daily, or hourly or may be customized to specific needs. Automated remote access can be scheduled for any time. Meters will be non-functional during electric power blackout and severe brownout conditions. If the server fails to connect to a meter then site access is rescheduled for the following day. If a second no connect occurs then an error report will be emailed to the system administrator. If subsequent contact is successful and a power fail report has been received then the system assumes a communications failure and logs the event. Problem sites can be tagged for more frequent contact. If the problem persists the site history logs can be used to document the power or communication failures to the authorities responsible for the meter’s site.

The XTRAX® System provides customer access to records and reports via a dedicated website. Customers may view their energy production, error logs, and update their password and email address. Customer access is protected by username and password login. The Server automatically creates energy production statements for delivery to energy credit aggregators.

XTRAX® Meter

The XTRAX® meter is a real-time energy meter that is also capable of monitoring real-time operating parameters in order to detect system failures. Energy totals are registered and stored in non-volatile memory in case of a power failure. The system will be able to detect and report system failure to the server. The meter circuitry is powered from the remote site’s standard AC service. The meter will be non-functional during electric power blackout and severe brownout conditions. Upon resumption of utility power the system will automatically report the failure to the server. The remote interface provides access to the unit from the server for monitoring energy produced. The remote interface is also used by the meter to report system failure to the server.

The hardware platform for the meter is designed to provide a flexible meter solution for different energy installation configurations. The meter is capable of monitoring single and single split-phase power as found in most residential installations as well as three phase power as found in industrial installations.

The meter utilizes a standard revenue grade current transformer device to measure the power output. The Company previously intended to use a meter that would utilize a unique current sensor coil design in the form of a flexible open coil that would be installed on active conductors.  The meter that used a unique sensor coil design was not sufficiently accurate so the Company decided to utilize the standard device.

Potential Improvements

Potential improvements in our XTRAX® technology and related applications that we are pursuing or plan to pursue include the following:

Expanded Capabilities. We are working to configure XTRAX® to monitor and report additional parameters including heat and liquid flow. This would open the possibility of our pursuing the following applications, either directly or through licensing:

(i)  Remote verification of water usage quantities, flow rate, and quality. Potential customers include golf courses, municipalities, irrigation systems, and governmental agencies or businesses involved in environmental testing.

(ii)  Remotely monitoring the volume in petroleum storage tanks.

(iii) Remotely monitoring the production of solar-thermal energy systems.

(iv) Remotely monitoring air and water quality.

Greater Distances. We are developing MAXTRAX™, a remote monitoring product that uses microwave, radio and satellite uplinks. Through this product, we hope to be able to offer monitoring in isolated, rural locations in which XTRAX®, using its cellular capability, would not be effective. MAXTRAX™ is currently in the planning stage and preliminary development work has been initiated.

Market Opportunity.  The price of oil in U.S. dollars has fluctuated widely over the past three years, reaching historic highs in 2008, declining to relatively low prices in early 2009 and increasing again in 2010 and 2011. While overall energy demand declined with the global economic meltdown, demand is widely expected to increase rapidly as the economic recovery gains traction. This volatility causes users of oil to be concerned about the future costs of energy. We believe that sunlight has long been a vast but underutilized source of energy. We also believe that the combination of recent solar energy technology improvements and the uncertain cost of fossil fuels will provide economic opportunities for the adoption of alternative energy sources. Furthermore, we believe that RECs and Carbon Credits in various countries may grow in demand if the regulatory landscape moves towards market-based cap and trade systems.

Suppliers

While the circuit board and firmware used in connection with the manufacturing of the product are proprietary, all components and parts in an XTRAX® unit are readily available in the market. We will provide the proprietary design to the vendor, after which the vendor can produce the boards. Once we design a printed circuit board many companies are available to produce that board.

We intend to outsource manufacturing and assembly of the XTRAX® units.

Competition

If and when XTRAX® is commercialized, we will face competition. Many of our competitors are larger with more established businesses than us and have substantially greater resources than we do.

We believe that we will compete based upon our superior technology, customer service and responsiveness to customer needs. We believe that our technology is superior in that it accurately collects system performance data and transmits it over the cellular network to our server where it is formatted into the format required by the aggregator and it is then transmitted to the aggregator for submission to the buyer in the format the buyer requires.

We have not been able to identify other companies that offer both revenue grade (with accuracy that meets ANSI (American National Standards Institute) standards) metering services and also arrange the sale of RECs on behalf of the solar system owner; however, there are multiple companies offering metering services and it is possible for such companies to develop non-infringing software and systems and become involved in the sale of RECs and thereby become direct competitors of ours.  With respect to pricing, customers of companies that offer such metering services pay the purchase price of the meter and for either maintenance or upgrades over a period of time, as compared to our planned pricing of installation at no cost to the homeowner in return for a multi-year contract to sell the RECs for the homeowner for a flat monthly fee.

We believe that use of the cellular network is superior to use of the internet as we do not require a permanent connection to the internet or use of a router provided by the homeowner which, depending on the type of connection selected by the homeowner (assuming the homeowner has an existing internet connection), may not be fully reliable. Our patent protects our technology for transmission over the cellular network, as well as via microwave and satellite (the XTRAX® unit does not currently have the capacity for transmission via microwave and satellite). Our business model does not reflect or rely upon any cash generation from patent enforcement actions but rather only includes sales of our services. As a practical matter, since every system user is also connected to the electric grid served by the local utility (for power at night, etc.), if a system did not generate power the owner would get power from the grid and not realize that the solar system is not generating power. This could easily go on for weeks or months. Our service is superior as XTRAX® will also automatically notify the customer if their system is not functioning.

XTRAX® will compile the production data autonomously and transmit it to our servers on a preset time schedule or when called by our server to do so. The proprietary software on our server will decipher the data and reconfigure it as required by the aggregator, to whom it is automatically forwarded. The system owner will have no participation in or responsibility for these steps and will not be required to remember to read the meter, complete a paper form and mail it to us. The aggregator will forward our share of its revenue to us. We will then promptly remit the homeowner’s share of the money by direct deposit to the designated bank account rather than our sending a check at some point for deposit by the homeowner.

Because XTRAX® serves a niche market which is currently neglected, we believe our first mover advantage will be significant. We believe that our patent and patent applications are valid and broadly written and we will seek to determine whether they are being infringed upon when we have greater resources to prosecute any possible infringement. Our business model does not include any cash generated by patent enforcement as opposed to sales of our services.

If and when commercialized, we believe that XTRAX®’s principal monitoring competitors will include:

•

Centro Data’s CentroSolar Data Monitoring System for Residential PV Installations is web based, not cellular, and requires that a communications card be installed in the inverter and that the homeowner have a router for use by its unit. Wireless connection to the router is available with extra components.  This unit retails for about $1,000 with a monitoring fee of $200 for five years.

•

Also Energy LLC sells a product called PowerTrack which, according to their website, appears to be primarily directed to immediately detect any problem in a PV installation with immediate automated alerts to minimize downtime. They offer a revenue grade monitoring system that is an upgrade for all commercial PowerTrack installations that is web based, not cellular.  We believe that the system sells for $300 with a $100 fee each five years for monitoring.

•

Deck Monitoring offers a basic residential revenue grade meter that is focused on system performance at a base price of $1,250, including 5 years of monitoring.

•

Locus Energy offers a web based residential revenue grade meter that records performance data and stores it on a website for viewing by the homeowner or the homeowner’s installation contractor.  The unit is sold to the installer, not the homeowner, for between $500 and $700 and the installer would add its labor, overhead and profit to the price to the homeowner.

•

Energy, Inc. under the trade name of The Energy Detective offers two lines of web based meters – the TED 1000 and TED 5000 series. These meters are not revenue grade and are designed to measure and report the usage of electricity.  They can be installed by a skilled homeowner.  The series 1000 prices range from $119.95 to $229.95 and the series 5000, which has more features than the series 1000, costs from $199.95 to $455.80.

•

Inverter-specific Communications.  Some inverter manufacturers are attempting to improve this technology with new features, such as the Sunny Boy inverters of SMA America, LLC, a subsidiary of SMA Solar Technology, AG, an inverter manufacturer. Such new features include communication capability in the standard inverter required on all PV system interconnections with the grid, through an optional socket modem attached to the existing power line. This software enables continuous monitoring and can record the performance of a PV system on a personal computer through the Windows-based program 'Sunny Data'. The device can also send and receive data and commands to and from a central monitoring device. We believe that this technology may present the potential for a conflict of interest in that the vendor’s device is measuring the production from the vendor’s inverter and sometimes there are penalties for production below agreed upon levels.

•

Digi International Inc.’s Digi RPM is an intelligent power control and monitoring device that enables users to remotely turn devices on and off, measure electrical load and monitor ambient temperature and integrate with additional devices to provide power management over Ethernet and Internet connections.

The prices noted above for competitors were obtained from the websites of the competitors, except for Centro Solar, and Deck Monitors, which are based on direct telephone inquiries.

Notwithstanding the competition noted above, we believe that the market which the XTRAX® is designed to service is neglected in that competitive monitoring products do not provide for the sale of the RECs on behalf of the system owner. In addition, we believe that, in light of the small sizes of residential monitoring systems (the average residential system installed in 2009 was only 5.3kW, according to the Solar Energy Industries Association), we believe that our plan to offer free installation will be more attractive to homeowners. We believe there is no cellular capable monitoring system available today that is part of a system to sell the RECs for the homeowner. In addition, our competitors rely on transmission over the internet, which we believe is less reliable as such transmission depends on hard wiring to the internet connection or use of a router as well as the existence of the customer’s internet connection (assuming the customer is so connected) and the type of connection selected by the customer. Accordingly, we believe that currently there are no methods as reliable and attractive to homeowners as the XTRAX® for accurately collecting this data from small (sub-100 kW) systems, and for monetizing the credits and incentives from smaller systems.

Regulatory Matters

Our operations are subject to a variety of federal, state and local laws, rules and regulations relating to worker safety, zoning, building and electrical codes, and the use, storage, discharge and disposal of environmentally sensitive materials. We only use components that comply with the Restriction of Hazardous Substances (“RoHS”) Directive. RoHS is referred to as the lead-free directive, and it restricts the use of the following six substances: Lead (Pb), Mercury (Hg), Cadmium (Cd), Hexavalent chromium (Cr6+), Polybrominated biphenyls (PBB), and Polybrominated diphenyl ether (PBDE). PBB and PBDE are flame retardants used in several plastics. The amounts of such materials that we use are in compliance with RoHS. In addition, we believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level (and recently starting at the local level) to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost or size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours (or kWh) produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Under net metering, a customer can generate more energy than is used, during which periods the electric meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide substantial cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, or RPS, which mandate that a certain portion of electricity delivered by utilities to customers come from a list of eligible renewable energy resources. Some programs further specify that a portion of the renewable energy quota must be from solar generated electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by users of solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. A key goal with respect to generation of electricity from solar energy is the ability to do so at the same cost as buying electricity off the grid from the local utility. This is referred to as “grid parity”. There is no assurance when or if grid parity will ever be achieved. The market for solar energy products is, and for some time will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue despite the October 2008 eight year renewal of the 30% investment tax credit applicable to solar energy projects and the February 2009 approval of the Payments in Lieu of Tax Credit program which offers cash grants in lieu of the aforementioned 30% tax credit. The cash grant program expires at the end of 2011. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

We believe trends in government programs are favorable with respect to the adoption of solar energy products. At the national level President Barack Obama has made many public comments about the need for the United States to achieve energy independence and his view that reaching that goal will create many new jobs and therefore be beneficial for the economy as well as national security. The Emergency Economic Stabilization Act of 2008 (EESA), enacted on October 3, 2008, extended the 30-percent solar investment tax credit (“ITC”) for eight years, lifted the cap for residential PV installations, allowed application of the tax credits against the alternative minimum tax and removed the prohibition against utilities’ use of the ITC. This long-term policy stability will help companies in the U.S. solar market make longer-term investment decisions and attract better financing. In February 2009 an alternative cash rebate in lieu of the ITC became available, since the ITC only has value if the owner has a US tax liability. The cash grant program expires at the end of 2011. This change made it more attractive for non-US entities to consider financing solar energy projects in the US. Provisions of the American Recovery and Reinvestment Act include a 30-percent tax credit for renewable energy manufacturing facilities and a loan guarantee program for renewable energy projects. Accelerated depreciation is also available to solar energy project owners.

At the state level, several states, most notably California and New Jersey, have required electric utilities to generate increasing proportions of their output from renewable sources, including solar. This is often referred to as a Renewable Portfolio Standard. If the utility does not meet the targets they are required to pay a fine and the utilities can purchase renewable energy credits to meet their requirement from others who do generate electricity from solar or other renewable sources. Some utilities may over time build their own renewable sources, such as solar or wind farms. Until they have their own sources of renewable energy the amount of the fine sets the maximum price the utility will pay to others. Other states have somewhat similar programs and some localities, such as Berkeley, California, have their own programs to support solar energy systems. We believe, based on such trends in government programs, that there is an increasing interest in organizations, both public sector and private business, to “go green”. This trend, we believe, will carry over to the residential area and more and more individuals will want to have “green” homes and this will, over time, increase the market that XTRAX® is designed to serve.

The major government subsidies for solar systems of the type we install are the 30 percent investment tax credit enacted for eight years in 2008, and the alternative equal cash subsidy enacted in 2009 (expiring at the end of 2011), as well as accelerated depreciation allowances in the Internal Revenue Code. Although the recent increase in the federal budget deficit may negatively affect the resources available for these subsidies, there is no indication that we are aware of that these benefits will be reduced or repealed by Congress, particularly in light of President Obama’s continued emphasis on the need for alternative clean energy sources. Similarly, recent increases in deficits at the state level may negatively impact resources for state renewable energy incentive programs. There are currently 16 states that have instituted specific programs for SRECs and we are not aware of any reported reductions or suspensions of any such programs. The RECs that are available in states are paid for by private parties under legal structures established by each state so they are not vulnerable to state budget issues. The industry relies on these subsidies and we know of no trend in the industry that would negatively affect them.

Prior to its commercialization, which we currently expect to be in 2011, XTRAX® will need to be listed by Underwriters Laboratories (“UL”) and receive approval from the Federal Communications Commission (“FCC”) due to certain low level magnetic emissions from the XTRAX® unit. In addition, it will have to be certified by various cellular network operators as meeting technical requirements for devices that communicate via the cellular network. We currently believe that the UL listing, the FCC approval and these certifications will be obtained by such time.

We can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after we have obtained all three of these approvals which we currently expect to occur in 2011.

Intellectual Property

We have a U.S. patent for a “Remote Access Energy Meter System and Method” (No. 7,336,201 – issued on February 26, 2008, and expiring on January 3, 2026), which we currently intend to market as XTRAX®, and have filed other patent applications in the U.S., Europe, Canada, China and Hong Kong. Our patent covers remote monitoring through the use of one piece of electronic hardware via the wireless cellular network.  In addition, our patent applies specifically to any energy generation facility that uses a power inverter to convert DC to AC electricity. By comparison, we believe that our competitors provide remote monitoring through the use of several distinct pieces of electronic hardware via the internet.

The elements of our potential product that are protected by the patent are:

•

the communication of the system performance data via the cellular network or by microwave or satellite (the XTRAX® unit does not currently have the capacity for transmission via microwave and satellite); and

•

the ability to provide real-time energy production values and system failure parameters.

In addition, the patent states that the energy source may be a source other than solar photo-voltaic. Such other energy sources may include solar, wind, geo-thermal, tidal, and other types of non-fossil fuel dependent energy generation facilities as well as conventional fossil fuel driven energy installations.

We also own the registered trademark XTRAX®. In addition to our patent, potential future patent applications, and trademark, we also have trade secrets and know-how.

Employees

We currently share two employees with Clear Skies, both of whom commenced working for the Company on January 1, 2010, and who, during 2010, devoted approximately 60% and 8% of their time, respectively, to Carbon 612.  We anticipate that at least one of these two employees will be available to us as needed in the future, which we anticipate will be sufficient to meet our needs. These two employees do not include our three executive officers, who are also executive officers of Clear Skies and who perform services for us on an as needed basis. The two shared employees are paid by Clear Skies and, effective January 1, 2010 we reimburse Clear Skies for a proportionate share of such expenses based on the time these two employees work for each company. We consider our employee relations to be good.

Item 1A. Risk Factors

RISK FACTORS

An investment in the Company’s Common Stock involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this Annual Report. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and an investor may lose all or part of its, his or her investment.

Risks Related to our Business

We have a limited operating history upon which an evaluation of our prospects can be made.

We were formed on September 10, 2008 and have had only operations limited to development work since our inception upon which to evaluate our business prospects. We have generated no revenues to date. As a result, an investor does not have access to the same type of information in assessing his or her proposed investment as would be available to purchasers in a company with a history of prior operations. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We have a history of losses and we may not be able to achieve profitability in the future.

From the date of inception (September 10, 2008) through December 31, 2010, we have accumulated net losses of $319,692. There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations.

Our independent registered public accounting firm has issued an unqualified opinion on our financial statements with a “going concern” paragraph.

Our independent registered public accounting firm’s opinion on our financial statements has a “going concern” explanatory paragraph. Such opinion may make parties reluctant to extend trade credit to us and thereby make it more difficult for us to conduct our business. In addition, such an opinion from the independent registered public accounting firm may also make third parties reluctant to do business with us or to invest funds in our company, thereby raising difficulties for us in the conduct of our business.

We will need additional financing to execute our business plan and fund operations, and such additional financing may not be available on reasonable terms or at all.

We have limited funds. If we do not raise additional capital we will not be able to execute our current business plan and fund business operations long enough to become cash-flow positive or to achieve profitability. Our ultimate success will depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, both generally and specifically in the renewable energy industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, if any, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

The terms of the Purchase Agreement may make it more difficult for us to obtain needed funding.

Pursuant to the Purchase Agreement, until such time as the purchasers thereunder may sell their shares either pursuant to a resale registration statement or under Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company may not (A) file a registration statement under the Securities Act (other than on a Form S-8 covering shares of Common Stock issued to Company’s counsel), or let such a registration statement become effective, (B) permit any sales of its Common Stock pursuant to Rule 144, other than by the purchasers under the Purchase Agreement, and (C) sell securities for a purchase price of less than $0.10 per share, in any case without the prior written consent of the purchasers holding a majority of the shares of Common Stock sold under the Purchase Agreement. This provision may make potential investors unwilling to invest in the Company, and thus may make it more difficult for the Company to obtain the funding the Company needs to execute its business plan and fund operations.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding service offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations or cause administrative inefficiencies.

We could become involved in intellectual property disputes that create a drain on our resources and could ultimately impair our assets.

We currently have one issued U.S. patent (No. 7,336,201 expiring on January 3, 2026) and various domestic and foreign patent applications. In addition, we rely on trade secrets and our industry expertise and know how. We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of management time and company money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our time and resources and could materially and adversely affect our business and operating results.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our technical personnel. The loss of them or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus and option plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if they were to leave or be unable to serve, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, our current president and chief executive officer, Ezra Green, anticipates that he will resign from these positions when the Company finds a replacement for him. The Company expects to search for a new president and chief executive officer during 2011. The precise timing for the commencement of the search for a replacement for Mr. Green will depend upon if and when the Company obtains the Underwriters Laboratory listing of XTRAX® and other required approvals. In particular, we intend to commence our search for a new president and chief executive officer after the Underwriters Laboratory listing is obtained, There can be no assurance that we will be able to identify or employ a suitable replacement for Mr. Green. Mr. Green does not anticipate retaining any officer position with the Company following his resignation as president and chief executive officer but may continue to serve as a director.

Our executive officers also serve as executive officers of our parent company, which affects the amount of time they devote to our business.

Ezra Green, our President and Chief Executive Officer, Thomas Oliveri, our Vice President and Assistant Secretary, and Arthur Goldberg, our Vice President, Secretary and Treasurer, also serve as executive officers of our parent company, Clear Skies Solar, Inc. Mr. Green, Mr. Oliveri, and Mr. Goldberg will devote such time as may be needed by us but it will likely be less than one-third of their professional time, which could affect our operations and profitability.

We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage.

We anticipate acquiring a product liability insurance policy once we are ready to launch our XTRAX® product, but there can be no assurance that one will be available on reasonable terms. The successful assertion of product liability claims against us could result in material reputational and/or monetary damages and, if our insurance protection is inadequate, could require us to make significant payments.

If our XTRAX® product is commercialized, we will face intense competition, and many of our competitors will have substantially greater resources than we do.

If our XTRAX® product is commercialized, we will operate in a highly competitive environment that is characterized by price fluctuations, supply shortages and rapid technological change. If our XTRAX® product is commercialized, we will compete with major international and domestic companies. Our competitors will often have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Many of our potential competitors may be developing and currently producing products based on new technologies that may ultimately have costs similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of products than we can.

It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully our business would suffer and we may lose or be unable to gain market share.

There can be no assurance that we will be able to compete successfully. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

Technological changes in the alternative energy industry could render our proprietary technology uncompetitive or obsolete, which could impair our ability to capture market share and limit our sales.

Our failure to further refine our technology and develop new technology could cause our products to become uncompetitive or obsolete, which could impair our ability to capture market share and limit our sales. The alternative energy industry is rapidly evolving and competitive. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. We may need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. A variety of monitoring technologies may be currently under development by other companies that could result in better product performance than those expected to be produced using our technology. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous than our monitoring system can offer.

The solar power industry depends on the availability of rebates, tax credits and other financial incentives, reduction or elimination of which would reduce the demand for our services and impair our results.

Certain states, including California, New Jersey and Arizona, offer substantial incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). In addition, the Federal government currently offers a tax credit upon the installation of solar power systems. This Federal Investment Tax Credit approved in 2005 was due to expire at the end of 2008 but was extended for eight years in October 2008. Tax laws can be changed at any time. Current tax rules also permit businesses to accelerate the depreciation on their system over five years. Reduction in or elimination of such tax and other incentives or delays or interruptions in the implementation of favorable federal or state laws could result in reduced demand for our services, and negatively affecting our sales and financial condition. The cash rebate equal to and in lieu of the Investment Tax Credit is scheduled to expire on December 31, 2011. Fiscal pressures on federal, state and local government budgets may result in the reduction or elimination of tax and other subsidies now available for the development of solar energy systems.

If we are unable to obtain needed governmental and cellular network approvals, we will be unable to implement our business plan.

Our ability to pursue our growth strategy will be hindered if we are not able to obtain listing by Underwriters Laboratory (“UL”) and approvals, including from the Federal Communications Commission (“FCC”) due to certain low level magnetic emissions from the XTRAX® unit. In addition, it will have to be certified by various cellular network operators as meeting technical requirements for devices that communicate via the cellular network. There can be no assurance that we will obtain such approvals.

Risks Related to our Common Stock

There is no trading market for our Common Stock and as a result investors may not be able to sell our Common Stock.

There is no active trading market for our Common Stock and there may never be such a market for our Common Stock. In the absence of an active trading market, an investor may have difficulty buying and selling or obtaining market quotations, the market visibility for our stock may be limited, and the lack of visibility for our Common Stock may have a depressive effect on the market price for our Common Stock.

If a market for our Common Stock develops, there is a significant risk that our stock price may fluctuate dramatically which may negatively impact an investor’s investment in our Common Stock.

Although there is no market for our Common Stock, if a market for our Common Stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

•

changes in our industry;

•

competitive pricing pressures;

•

our ability to obtain working capital;

•

additions or departures of key personnel;

•

limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our Common Stock;

•

sales of our Common Stock;

•

our ability to execute our business plan;

•

operating results that fall below expectations;

•

loss of any strategic relationship;

•

economic and other external factors including the loss of tax and other subsidies; and

•

period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Our parent company owns approximately 66% of our outstanding Common Stock.

As of the date of the filing of this Annual Report, Clear Skies Solar, Inc., our parent company, owns approximately 66% of our outstanding Common Stock. As a result, Clear Skies will control the election of our board of directors and all other matters submitted to a vote of the Company’s shareholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of the Company.

Our parent company’s auditor’s report has expressed that there is substantial doubt about its ability to continue as a going concern.

During the years ended December 31, 2010 and 2009, our parent company, Clear Skies, had net losses of $9,718,625 and $7,679,195, respectively. Clear Skies has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. In Clear Skies’ auditor’s report dated April 14, 2011, Clear Skies’ auditor expressed that there is substantial doubt about its ability to continue as a going concern as of December 31, 2010. Due to our reliance on Clear Skies for personnel and facilities, adverse developments relating to Clear Skies’ existence would have a material and adverse effect on our ownership structure and access to and costs of employees and facilities.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our Common Stock will depend on our earnings, financial condition and other business and economic factors affecting us that our Board of Directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Our issuance of Common Stock upon exercise of outstanding warrants may depress the price of our Common Stock.

As of the date of the filing of this Annual Report, we have 45,750,000 shares of Common Stock and warrants to purchase 15,000,000 shares of Common Stock outstanding. The issuance of shares of Common Stock upon exercise of outstanding warrants could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

Because we may be subject to the “penny stock” rules, investors may have difficulty in selling our common stock.

If a public market develops for our common stock and our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," which is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

If we are subject to penny stock rules, investors may have difficulty selling their shares of our common stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future.

Our authorized but unissued shares of common stock may be used to prevent a change in control of the Company.

As of the date of the filing of this Annual Report, we have 100,000,000 authorized shares of common stock, of which 45,750,000 shares of common stock are issued and outstanding and 15,000,000 reserved for issuance for warrants. Our board of directors could use authorized but unissued shares of common stock to oppose a hostile takeover attempt or to delay or prevent changes in control or management of the Company, even if the holders of common stock are in favor of that change of control.

We may have ineffective internal controls over financial reporting and disclosure controls and procedures.

Disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, accumulated and communicated to management within the time periods specified in the SEC’s rules and forms. Based on an evaluation by our Chief Executive Officer and Chief Financial Officer we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Insufficient resources in the accounting and finance department of our parent company during 2010 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of U. S. GAAP and SEC reporting requirements. These conditions, considered a material weakness, remained unresolved at the end of 2010. We plan to remedy this condition in 2011 by the use of outside resources to supplement our accounting and finance department.

We are aware that there was a lack of segregation of duties in the accounting and finance department of our parent company in 2010 due to the fact that there were only two people dealing with financial and accounting matters.  A third person was added in early 2011.  However, at this time, we and our parent company have decided that considering the experience and abilities of the employees involved and the low volume of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. We will periodically reevaluate this situation. Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Pursuant to a Service Agreement with Clear Skies, which is incorporated by reference as Exhibit 10.5 to this Annual Report, we operate out of a portion of the approximately 3,356 square feet of office space leased by Clear Skies at 200 Old Country Road, Mineola, New York, which Clear Skies leases from HUB Properties Trust pursuant to a seven year lease. Pursuant to the Services Agreement we pay Clear Skies $2,500 per month for use of their premises and for the use of the office services and supplies and management personnel on the payroll of Clear Skies.

Item 3. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no current market for our common stock.

Holders

As of March 31, 2011, there were 45,750,000 shares of common stock issued and outstanding. Of the outstanding shares 30,000,000 shares are held by our parent company, Clear Skies Solar, and 1,500,000 shares are held by an officer who is also an officer of Clear Skies.  In addition, as of the date of the filing of this Annual Report, there are 15,000,000 shares of Common Stock reserved for issuance upon the exercise of five-year warrants, issued on November 13, 2009, with an exercise price of $0.10.We have a total of nine stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2008, pursuant to a stock subscription agreement between the Company and Clear Skies, we issued 30,000,000 shares (reflecting a 30,000-to-1 forward stock split on November 5, 2009) of Common Stock to Clear Skies, for an aggregate purchase price of $10. The issuance was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a single entity, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On November 13, 2009, pursuant to a securities purchase agreement (“Purchase Agreement”) between the Company and a group of accredited investors, we sold an aggregate of 15,000,000 shares of Common Stock and (ii) five-year warrants to purchase up to an aggregate of an additional 15,000,000 shares of Common Stock (the “Warrants”), for an aggregate purchase price of $150,000 (before expenses of $37,500). The Warrants have an exercise price of $0.10, subject to adjustment in the event of stock splits, stock dividends, and if the Company issues common stock or securities convertible into common stock at a purchase price or conversion price less than $0.10. The Warrants may be exercised on a cashless basis. An additional 750,000 shares of our Common Stock, valued at $7,500 (based on the $.01 per share purchase price paid by the purchasers under the Purchase Agreement), were issued to two law firms for services rendered in connection with the November 13, 2009 transaction. The issuances were made in reliance upon the exemption from securities registration afforded by Section 4(2) under the Securities Act for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Equity Compensation Plan Information

To date we have not adopted any equity compensation plans.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

As a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors." Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this Annual Report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this Annual Report.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and investors are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Overview

Carbon 612 Corporation is a Delaware corporation formed on September 10, 2008. On November 2, 2009, Clear Skies Solar, Inc., a Delaware corporation which was then our sole stockholder, assigned certain patents and patent applications, intellectual property and certain tangible assets and associated liabilities to us that related to its XTRAX® wireless data monitoring system for renewable energy systems.

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15 million shares of its Common Stock (the “Shares”) and (ii) warrants to purchase up to an aggregate of an additional 15 million shares of its Common Stock (the “Warrants”). Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of the date of the filing of this Annual Report, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

The Purchase Agreement required us to use our best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) and provided for certain liquidated damages if the registration statement did not go effective by May 12, 2010. The registration statement went effective automatically in April 2010, 60 days after its initial filing; accordingly, no liquidated damages were owed under the Purchase Agreement.

We are a development stage company which plans to sell the XTRAX® remote monitoring system for measuring the production of renewable energy systems and for transmission of the data via the cellular telephone and potentially via microwave network or satellite (the XTRAX® unit does not currently have the capacity for transmission via microwave and satellite).

The XTRAX® Remote Access Energy Monitor System was designed specifically for the domestic Renewable Energy Credit (REC) market, regional and international production based incentive programs and for the international Carbon Credit Market (CCM). The system utilizes the existing cellular network infrastructure thereby eliminating the need for LAN/WAN or any other hardwired network systems. In extreme remote conditions the system will be developed so it can also make use of satellite or microwave communications.

The Carbon 612 business model is to license/install XTRAX® on small (sub-100kW) solar systems, usually residential, installed in the United States as well as internationally in order to capture the small-system production information. Because our competitors rely on transmission over the internet, which we believe is unreliable as such transmission depends on the existence of the customer’s internet connection (assuming the customer is so connected) and the type of connection selected by the customer, we believe that currently there are no reliable and cost effective methods of accurately collecting this data from small (sub-100kW) systems which makes monetizing the credits and incentives from smaller systems of little or no value.

As of the end of 2009, there were over 90,000 total installed residential solar systems in the USA alone (including 29,418 installed in 2009, a 73% increase over the number of such systems installed in 2008), according to the Solar Energy Industries Association.  We have not been able to find data on the number of such sub-100kW systems in the United States on a state by state basis; however, the data published by the Solar Energy Industry Association shows that as of the end of 2009 the total number of installations tied to the electric grid were 100,198. Of this total, residential installations represented 90,158 systems and non-residential installations totaled 9,763 systems.  The remaining 277 installations were high capacity utility grade systems.  The residential installations had a capacity of up to 5.3 kW and non-residential installations had a 91.0 kW capacity in 2009, 108.8 kW in 2008 and 69.1 kW in 2007 with lower capacities in prior years.

XTRAX® will be installed on existing small systems, usually residential, where our patented hardware will monitor kWh production, including but not limited to time of day production, then send this data autonomously to our in-house servers where it is managed by our copyrighted software. The software takes the kWh data and assigns it a value according to individual client contracts.

The client preset values (value of the credits generated from the system under agreements previously entered into between the client and the Company, as opposed to sale of the credits on the spot market), are based on purchase contracts of the “REC” or “CCM” or production based incentive programs and can be traded/offered on the “spot” market each according to the requirements of the client. We have not yet prepared a template for such agreements between the Company and the client, but we anticipate that such contracts will have a duration of 3 or 5 years and will not be subject to earlier termination by the client except in the event of a default by the Company. We will, in turn, enter into agreements with aggregators for the sale of the RECs or CCMs, but we have not yet determined specific terms of such agreements. Potential clients include homeowners, business owners or anyone who owns the rights to the RECs or CCMs such as aggregators, finance companies or power purchase agreement (“PPA”) providers and regional utilities that offer their own incentives.

Because we do not intend to sell or license the XTRAX® units but rather install them free of charge in return for facilitating the sale of the energy credits generated by the system the client preset values will not affect of the pricing of our products.

The model is for Carbon 612 to charge a monitoring fee of $8.95-$29.95 per month per residential client or more for larger scale clients or sub metering contracts. (We have assumed a $20 average monthly fee in our financial calculations.)

We believe the value we will offer our clients under our XTRAX® platform is based on the following:

1)

No upfront cost to the customer.

2)

Autonomous data collection. No one is required to read a meter, ever.

3)   Client receives a check or direct bank deposit for verified credits collected that were previously elusive.

4)   Client receives automatic notifications in the event that their system is not functioning.

We will convert the data received into the electronic format required by aggregators that in turn sell the credits to utilities, or when enough XTRAX® units are in place, by us directly to utilities. The utilities would pay the aggregators (or us) via electronic transfer, the aggregator would electronically transfer our share to us and we would, after deducting the monthly fee from each homeowner or other user of an XTRAX® unit, remit the balance due via direct deposit if the client has a bank account, or mail a check if not. Utilization of electronic transfer of funds by direct deposit reduces cost and avoids the necessity of preparing and mailing checks or using credit cards which are sometimes cancelled or allowed to lapse by card holders, causing further problems.

Critical Accounting Policies

Research and Development: Research and development costs are charged to expense as incurred.

Common Stock Issuance: Due to our limited cash resources we have used our common stock to raise capital by way of the sale of common stock and warrants and the issuance of common stock to service providers of various types.

Income Taxes: The Company complies with Accounting Standards Codification (“ASC”) 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of ASC 740 related to accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

The Company’s estimates regarding its valuation allowances are based on the fact that the Company has not generated any income in the past. These estimates may change in the future depending on the Company’s results of operations and any future earnings the Company may be able to produce. Such a change may likely happen as the Company projects that it will be able to realize future earnings from operations upon the realization of its business plans.

Loss Per Share: The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants as of December 31, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

Accounting for Derivative Instruments: The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815.

The Company also considers whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for an exception to derivative accounting. The Company evaluated the anti-dilution provision embedded in its warrants based on the criteria of ASC Topic 815 to determine whether the anti-dilution provision would be required to be bifurcated from the warrants and accounted for separately as derivative liabilities.

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2010 and 2009. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2010 and 2009. The Company believes that the estimate of fair value from issuance on November 13, 2009 to December 31, 2009 and to December 31, 2010 has remained the same as the Company has had no other stock offerings or no significant operations during the period. Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this liability may change. Any fair value adjustments of this liability will be recognized in earnings.

Stock Based Compensation: ASC Topic 718 requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. There was no stock based compensation for the years ended December 31, 2010 or 2009.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

The Company will use the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for any share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

The Company’s estimates regarding the inputs into the option-pricing model will be based on the Company’s past performance. These estimates may change in the future depending on the Company’s results of operations and any future earnings the Company may be able to produce. Such a change will likely happen as the Company projects that it will be able to realize future earnings from operations upon the realization of its business plans.

Results of Operations

We have not engaged in any operations (except for development-related activities) or generated any revenues to date. We will not generate any operating revenues until after completion of commercialization of the XTRAX® monitoring device which we anticipate occurring in 2011 and we will establish a marketing and sales program to attempt to achieve it.

Results of Operations: Comparison of the Years Ended December 31, 2010 and 2009

We had no revenue in either year, nor since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $197,365 for the year ended December 31, 2010 compared to $29,192 in the year ended December 31, 2009. The increase of $168,173 is largely accounted for by increases in salaries of $57,000, accounting fees of $53,000, legal fees of $18,000, rent of $17,000, consulting fees of $10,000, and outside laboratory fees of $9,000. Approximately $100,000 of such costs were incurred by CSS and allocated to us.

As of January 1, 2010, the Company’s majority shareholder allocates corporate expenses pursuant to our written agreement for use of office space, executive personnel and office services, in the amount of $2,500 per month. Accordingly, $2,500 is allocated for each month.

In addition, effective January 1, 2010, the Company reimburses its majority shareholder for the actual costs for the Company’s shared employees (including salary and fringe benefits) based on time worked for us and for Clear Skies (represented by salary expense of $69,296 in the year ended December 31, 2010). If all of the time of the two employees were devoted to us then the reimbursement would equal approximately $15,000 per month.

Liquidity and Capital Requirements – Going Concern

At December 31, 2010, we had an accumulated deficit of $319,692 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception solely through private placements of equity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are satisfactory to us.

At December 31, 2010 and March 31, 2011, we had approximately $7,000 and $16,000 in cash, respectively. The increase in cash between December 31, 2010 and March 31, 2011 was as a result of funds advanced to us by Clear Skies. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in the remainder of 2011. However, we do not currently have enough cash to fund our operations for the next 12 months unless we reduce our expenses, which may prevent our commercializing XTRAX® during 2011. There can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500) we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units to continue in business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. However, there can be no assurance that the Company will be able to obtain financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

Our parent company, Clear Skies, has allocated certain costs for the calendar years 2008 and 2009 incurred by CSS for our benefit related to one employee, rent and general office expenses. The cost of the employee allocated to us in 2008 and 2009 was based on the estimated percentage of that employee’s time devoted to working for us compared to the time working for our parent company.  The allocation included our parent company’s actual cost of wages, payroll taxes and medical and dental insurance provided to that employee.  We occupy space within the offices of our parent company and allocation of rent was based on our usage of a portion for this space.  General office costs were estimated at $300 per month, including use of office services, such as the telecommunications (voice and data) systems, computers, printers, copier, fax and scanner maintained by CSS, and to obtain all reasonably needed office supplies and reception support from CSS at no additional charge.  The total of these charges for 2008 and 2009 resulted in our obligation to pay CSS a total of $121,952 as of December 31, 2009.

As of January 1, 2010, we entered into a month to month Services Agreement with CSS. Under this agreement we pay a total of $2,500 monthly in return for occupying space in CSS’ offices, use of the office services described in the immediately preceding paragraph, and receiving the benefit of CSS providing all executive management and accounting and record keeping services for us, including preparing all reports required to filed with the Securities and Exchange Commission, including this registration statement, and our required 10-Q and 10-K filings.  We will also continue to be obligated for the allocation of the actual cost of two employees of CSS to the extent they perform services for us.

As of December 31, 2010 our liability to CSS totaled $185,567. Approximately $100,000 of such costs were incurred by CSS and allocated to us.

Due to CSS

Opening balance – January 1, 2010	$121,952

Salary allocation	69,296
Allocation under services agreement	30,000
Loan to parent	(52,349)
Repayment of loan to parent	52,349
Loan from parent	24,500
Repayment to parent	(60,181)

Ending balance – December 31, 2010	$185,567

On November 13, 2009, we received gross proceeds of $150,000 (before expenses of $37,500) from the sale of (i) an aggregate of 15 million shares of Common Stock and (ii) warrants to purchase up to an aggregate of an additional 15 million shares of Common Stock.

Pursuant to the Purchase Agreement, until such time as the purchasers thereunder may sell their shares either pursuant to a resale registration statement or under Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company may not A) file a registration statement under the Securities Act (other than on a Form S-8 covering shares of Common Stock issued to Company’s counsel), or let such a registration statement become effective, (B) permit any sales of its Common Stock pursuant to Rule 144, other than by the purchasers under the Purchase Agreement, and (C) sell securities for a purchase price of less than $0.10 per share, in any case without the prior written consent of the purchasers holding a majority of the shares of Common Stock sold under the Purchase Agreement. This provision may make potential investors unwilling to invest in the Company, and thus may make it more difficult for the Company to obtain the funding the Company needs to execute its business plan and fund operations.

To complete the commercialization of the XTRAX® monitoring device and to bring it to market, the Company must first obtain Underwriters Laboratories (“UL”) listing and FCC and cellular network operator approvals. In addition, to complete such commercialization, we anticipate that we will need to hire a new chief executive officer and initiate our marketing program. The Company will seek to commercialize the XTRAX® monitoring device during 2011. We anticipate that we will need to raise approximately $1 million in funding during 2011, which we will seek to do through a private placement of equity or debt securities to accredited investors, to fund the effort to obtain the required approvals, the hiring of a new chief executive officer and initiate our marketing program. We have submitted samples and related information to UL but have not yet provided UL with their fees and the requisite number of units for testing of the device. Whether additional work will be required on the XTRAX® device will depend on whether additional changes to the product are requested by UL, the FCC, or the cellular network operators. If the device obtains UL listing it may require UL retesting if the device fails FCC testing and the design has to be modified to pass FCC tests.

We have no formal or informal agreement or understanding with respect to any financing, and there is no assurance any such financing will be available on terms acceptable to the Company, or at all. If the Company does obtain such funding there is no assurance it will successfully commercialize and sell the XTRAX® device. If the Company does not succeed in obtaining the necessary funding or otherwise succeed in implementing its business plan it will not be able to continue as a going concern.

We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impacted by such factors as the weakness of capital markets, both generally and specifically in the renewable energy industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, if any, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Commitments and Contingencies

Our Services Agreement with our parent company is on a month to month basis.  We are not a party to any long-term contracts or commitments. We have no employment agreements with anyone, no employee stock option plans or deferred compensation plans.  We have entered into a one year consulting agreement which is terminable on thirty days notice by the consultant or by us without cause.  We are not a party to any litigation.

Recent Accounting Pronouncements

The Company’s significant accounting policies are described in Note 2 to the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the fiscal years ended December 31, 2010 or 2009.

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to commercialization of the XTRAX unit, award of contracts to us, availability and timing of financing to support our business and our research and development efforts related to further improvements in the XTRAX unit.  Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data

See our financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

We had insufficient resources in our accounting and finance department during 2010. We plan to remedy this condition in 2011 by the use of outside resources to supplement our accounting and finance department.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Our parent company, Clear Skies Solar, maintains our financial records using the same personnel as it uses for its own financial record keeping.  Insufficient resources in their accounting and finance department during 2010 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures. These insufficient resources resulted in restatement of our financial statements for the years ended December 31, 2009 and 2008 as included in our Form 10 registration statement. These conditions, considered a material weakness, remained unresolved at the end of 2010. We hope to remedy this condition in 2011 by the use of outside resources to supplement our parent company’s accounting and finance department.

Management is aware that there is a lack of segregation of duties at the parent company level due to the fact that there are only two people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation. Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and positions of our directors and executive officers and other key personnel:

Name	Age	Position
Ezra J. Green	50	President, Chief Executive Officer and Director
Arthur L. Goldberg	72	Vice President, Secretary and Treasurer
Thomas J. Oliveri	52	Vice President and Assistant Secretary

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Biographies

Ezra J. Green (President, Chief Executive Officer and Director). Ezra Green has been our Chief Executive Officer, President and sole Director since September 10, 2008, when we were created.  Mr. Green has also been chairman and chief executive officer of our parent company, Clear Skies Solar, Inc. since December 2007. Mr. Green has been involved with renewable energy companies for seven years and founded Clear Skies Group, Inc. (Clear Skies Solar, Inc.’s operating subsidiary) in 2003. Prior to launching Clear Skies Group, Inc., Mr. Green was a successful entrepreneur who founded TAL Design & Construction in 1990, a general contracting firm. Mr. Green has 25 years experience in the construction business, including those in which he led TAL Design & Construction to top rankings for excellence and customer satisfaction in The Franklin Report. TAL Design & Construction consulted on interior design and performed high-end commercial and residential construction in New York City and Long Island. Ezra began his career as a software engineer and programmer.

Mr. Green’s qualifications to be a director of the Company, in addition to his general business and management background (as described above), include his intimate involvement in the creation of the concept and later development of the XTRAX® unit as well as the business plan concept for its commercialization.

Thomas J. Oliveri (Vice President and Assistant Secretary). Thomas J. Oliveri has been our President and Assistant Secretary since September 10, 2008, when we were created.  Mr. Oliveri is also the President and Chief Operating Officer of Clear Skies Solar, Inc., which he joined in April of 2008 and brings 25 years of experience as a global executive directing and managing all aspects of business operations, strategic planning, engineering, marketing, sales, operations, accounting, HR, and IT functions. His experience working in the United States, Europe, Asia, Russia, Australia, South America, and South Africa will enable CSG to expand to foreign markets as opportunities present themselves. Since 2006, Mr. Oliveri has led a corporate turnaround effort as the Head of the Equipment Flow division of Sulzer Metco, Inc., a worldwide leader in the thermal spray industry. From 1999 to 2006, Mr. Oliveri served in a variety of executive roles, eventually rising to CEO, at Global Payment Technologies, Inc., a currency validation manufacturer. From 1986 through 2000, Mr. Oliveri served in a variety of executive management positions at manufacturing companies around the world. Mr. Oliveri has a Bachelor of Science from SUNY Oswego and a Master of Science from SUNY Stony Brook. Mr. Oliveri is a director of Table Trac, Inc., a publicly owned company that supplies certain software systems to the gaming industry.

Arthur L. Goldberg (Vice President, Secretary and Treasurer). Arthur Goldberg has been our Vice President, Secretary and Treasurer since September 10, 2008, when we were created.  Mr. Goldberg joined Clear Skies as its Chief Financial Officer effective January 21, 2008. He was appointed Secretary and Treasurer of Clear Skies on May 16, 2008 and a Vice President on August 24, 2009. Previously, from August 2007 to January 2008, he served as CFO of Milestone Scientific, Inc., a publicly traded company that had developed and markets a device for painless injections for both dental and medical purposes. Before that, from July 2006 to July 2007 he served as Chief Administrative and Financial Officer of St. Luke’s School, a private college preparatory school. Before working at St. Luke’s School Mr. Goldberg was a partner in the firm Tatum CFO Partners, LLP from 1999 to 2006. Tatum’s business was the furnishing of CFO services on an interim or special project basis. Before Tatum Mr. Goldberg served as CFO of various public and privately owned businesses. He earned an MBA degree from the University of Chicago, JD and LLM degrees from the School of Law at New York University and his bachelor’s degree from the City College of New York. Mr. Goldberg is also a certified public accountant. Mr. Goldberg is a director of SED International Holdings, Inc., a publicly owned distributor of computer related consumer electronic and wireless products.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Ezra Green has served as Chief Executive Officer and sole director of the Company since inception. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chief Executive Officer serve as our sole director.

Our board of directors is primarily responsible for overseeing our risk management processes, and acts as our audit committee. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The board of directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Audit Committee Financial Expert.

The board of directors acts as the Company’s audit committee. The Company does not have an audit committee financial expert due to the small size and early stage of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Form 3’s were not timely filed for Ezra Green, Arthur Goldberg, Clear Skies Solar, Inc., and Thomas Oliveri, and have since been filed.

Code of Ethics

We are governed by the Code of Ethics of our parent company, which has adopted a code of ethics that applies to our officers, Director and employees, including our President and Vice Presidents. The Code of Ethics can be accessed electronically at our parent company’s website www.clearskiessolar.com. Clear Skies will provide a copy of such policy free of charge to any person who so requests. Requests should be directed to our Secretary, Arthur Goldberg, at artg@clearskiessolar.com, by mail to Carbon 612 Corporation, 200 Old Country Road, Suite 610, Mineola, NY 11501-4241, or by telephone at (516) 282-7652.

Changes in Nominating Process

During the year ended December 31, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Board Committees

As our Board of Directors has only one member there are no Board committees.

Item 11. Executive Compensation

We did not pay any compensation to our named executive officers during the years ended December 31, 2010 and 2009. Our named executive officers are also executive officers of our parent company, CSS, provide services to us on an as-needed basis, and are paid by CSS. None of the compensation paid to our executive officers by CSS was allocated to us for the years ending December 31, 2010  and 2009. As of January 1, 2010, we entered into a month to month Services Agreement with CSS. Under this agreement we pay a total of $2,500 monthly in return for occupying space in CSS’ offices, office and personnel services, and receiving the benefit of CSS providing all executive management and accounting and record keeping services for us, including preparing all reports required to filed with the Securities and Exchange Commission, including our registration statement on Form 10, and our required 10-Q and 10-K filings.

Employment Agreements

We are not party to any employment agreements.

Director Compensation for Year Ended December 31, 2010

No director of the Company received any compensation for services as director for the year ended December 31, 2010.

Outstanding Equity Awards at December 31, 2010

The Company did not have any equity awards outstanding as of December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of the date of the filing of this Annual Report, with respect to the beneficial ownership of the Company’s outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial owner is c/o Carbon 612 Corporation, 200 Old Country Road, Suite 610, Mineola, New York, 11501-4241.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership (1)	Percent of class (1)
5% Beneficial Owners:
Clear Skies Solar, Inc. 200 Old Country Road, Suite 610 Mineola, NY 11501-4241 (2)	30,000,000	65.57%
KHG Trust 672 Dogwood Avenue, Suite 106 Franklin Square, NY 11010 (3)	4,400,000 (4)	9.62%
Barry Honig 595 S. Federal Highway, Suite 600 Boca Raton, FL 33432	4,250,000 (4)	9.29%
Directors and Officers :
Arthur Goldberg	2,324,044 (5)	4.99%
Ezra Green	30,000,000 (6)
All officers and directors as a group (2) persons owning shares)	32,324,044	69.4%

(1) Applicable percentage ownership is based on 45,750,000 shares of Common Stock outstanding as of the date of the filing of this Annual Report together with securities exercisable or convertible into shares of Common Stock within 60 days of such date for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of the date of the filing of this Annual Report are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) The board of directors of Clear Skies Solar, Inc., consisting of Ezra Green, Pamela Newman and Gelvin Stevenson, exercise voting and investment power over the securities of the Company owned by Clear Skies Solar, Inc.

(3) Nathan Green exercises voting and investment power of the securities of the Company owned by KHG Trust. Nathan Green is the brother of Ezra Green, our chief executive officer. KHG Trust holds the common stock of the Company pursuant to an irrevocable trust agreement. Nathan Green is the voting trustee under the irrevocable trust agreement and has broad administrative powers under the irrevocable trust agreement, which has an indefinite duration.

(4) Does not include 4,400,000 shares and 4,250,000 shares, respectively, issuable upon exercise of warrants with an exercise price of $0.10 per share. The warrants may not be exercised to the extent such exercise would cause the holder to own in excess of 4.99% of our outstanding shares of Common Stock. The number of shares deemed beneficially owned is limited accordingly.

(5) Does not include shares held by Clear Skies Solar, Inc. Mr. Goldberg is a vice president and the chief financial officer of Clear Skies Solar, Inc. Mr. Goldberg disclaims beneficial ownership of securities of the Company held by Clear Skies Solar, Inc. Includes 824,044 shares issuable upon exercise of warrants with an exercise price of $0.10 per share. Mr. Goldberg owns warrants to purchase 1,500,000 shares of Common Stock with an exercise price of $0.10. The warrants may not be exercised to the extent such exercise would cause the holder to own in excess of 4.99% of our outstanding shares of Common Stock. The number of shares deemed beneficially owned is limited accordingly.

(6) Represents shares of the Company owned by Clear Skies Solar, Inc. Mr. Green is the chief executive officer and chairman of Clear Skies Solar, Inc. and has, along with the other two members of the Board of Directors of Clear Skies, voting and investment power over such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to (i) a Corporate Assignment, dated November 2, 2009 (the “Corporate Assignment”), (ii) a Trademark Assignment, also dated November 2, 2009 (the “Trademark Assignment”), and (iii) an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 13, 2009 (the “Transfer Agreement”), with Clear Skies, (a) Clear Skies assigned to Carbon 612 all of the assets relating to its XTRAX® wireless data monitoring system for renewable energy systems and (b) Carbon 612 assumed certain liabilities relating to such assets. The Company did not pay any consideration for such assignment, other than the assumption of the related liabilities (in the amount of $35,937).

The assets assigned to the Company under the Corporate Assignment, Trademark Assignment, and Transfer Agreement were valued at $50,519, based on the carrying value of the assets on Clear Skies’ balance sheet, and equal to Clear Skies’ costs for the assets. The persons making this determination were Ezra Green and Arthur Goldberg, each of whom serves as executive officers of both Clear Skies and the Company.

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15 million shares of its Common Stock (the “Shares”) and (ii) warrants to purchase up to an aggregate of an additional 15 million shares of its Common Stock (the “Warrants”). Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing, Clear Skies owned approximately 66% of Carbon 612’s outstanding shares of Common Stock. Arthur Goldberg, an officer of Clear Skies and our Vice President, Secretary and Treasurer, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

The Warrants are exercisable for a period of five (5) years at an exercise price of $.10 per share, as may be adjusted, and may be exercised on a cashless basis. The Warrants also contain anti-dilution provisions, including but not limited to if Carbon 612 issues shares of its Common Stock at less than the then existing exercise price, the exercise price of the Warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased. The Warrants contain limitations on exercise, including the limitation that the holders may not convert their Warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of Carbon 612’s outstanding shares of Common Stock (subject to an increase upon at least 61-days’ notice by the holder to Carbon 612, of up to 9.99%).

The Purchase Agreement required us to use our best efforts to file a registration statement on Form 10 with the Securities and Exchange Commission (“SEC”) and provided for certain liquidated damages if the registration statement did not go effective by May 12, 2010. The registration statement went effective automatically in April 2010, 60 days after its initial filing; accordingly, no liquidated damages were owed under the Purchase Agreement.

In addition, pursuant to a services agreement, dated as of January 1, 2010 (the “Services Agreement”), we operate within the office space leased by CSS and, effective January 1, 2010, and we are allocated $2,500 per month for use of the office space and other office and personnel services. Accordingly, we have been allocated $30,000 under the Services Agreement as of December 31, 2010. In addition, pursuant to the Services Agreement, the two employees we share with Clear Skies are on Clear Skies’ payroll and, effective January 1, 2010, we are allocated the costs of these employees (including salary and fringe benefits) based on the time worked for us and Clear Skies. During the year ended December 31, 2010, the cost of these two employees reflected on our financial statements was equal to $69,296, which included proportionate costs for payroll taxes and benefits as compared to their compensation with taxes and benefits of approximately $165,014 for the year ended December 31, 2010. One of the employees will not be available to us in the future but that will not cause a material impact on us.  We anticipate that the other employee will be available to us as needed in the future.

Our parent company, Clear Skies, has allocated certain costs for the calendar years 2008 and 2009 incurred by CSS for our benefit related to one employee, rent and general office expenses. The cost of the employee allocated to us was based on the estimated percentage of the employee’s time devoted to working for us compared to the time working for our parent company.  The allocation included our parent company’s actual cost of wages, payroll taxes and medical and dental insurance provided to that employee.  We occupy space within the offices of our parent company and allocation of rent was based on our usage of a portion for this space.  General office costs were estimated at $300 per month, including use of office services, such as the telecommunications (voice and data) systems, computers, printers, copier, fax and scanner maintained by CSS, and to obtain all reasonably needed office supplies and reception support from CSS at no additional charge.  The total of these charges for 2008 and 2009 resulted in our obligation to pay CSS a total of $121,952 as of December 31, 2009.

The $121,952 due to our parent company increased to $185,567 as of December 31, 2010. The increase of $63,615 is the result of amounts due to our parent company under the Services Agreement, amounts due for wages to our parent company, and a loan made by our parent company totaling $176,145, less payments made under the Services Agreement, payments for wages, and a loan repayment, to our parent company totaling $112,530.

The table below shows advances to and loans from Clear Skies from January 1, 2010 to December 31, 2010.  Repayments to and advances from Clear Skies are on a demand basis, are not documented by written agreement and do not bear interest.

Due to CSS

Opening balance – January 1, 2010	$121,952

Salary allocation	69,296
Allocation under services agreement	30,000
Loan to parent	(52,349)
Repayment of loan to parent	52,349
Loan from parent	24,500
Repayment to parent	(60,181)

Ending balance – December 31, 2010	$185,567

No payments have been made to date to or for the services of any officer or director in addition to the $2,500 monthly payment for office space and other office and personnel services, pursuant to the Services Agreement.

Director Independence

Our sole director, Ezra Green, is not independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate annual audit fee billed by J. H. Cohn LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2009 was $5,000. We have retained J. H. Cohn LLP as independent registered public accounting firm for the fiscal year ended December 31, 2010 at a fee of $35,000. We also paid $26,500 to J.H. Cohn LLP for work connected with our filing of a registration statement on Form 10 and amendments thereto during 2010.

Audit-Related Fees

There were no fees billed for other audit related services by J. H. Cohn LLP.

All Other Fees

There were no fees billed for professional services rendered by J. H. Cohn LLP for services other than those described above, for the fiscal year ended December 31, 2010 and 2009 except for $7,500 for the preparation of all tax returns of Clear Skies Solar, Inc., which included the tax returns of the Company, for that fiscal year. These arrangements were separately approved by our Board of Directors.

The board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The board of directors has considered the role of J.H. Cohn LLP in providing services to us for the fiscal year ended December 31, 2010 and has concluded that such services are compatible with J.H. Cohn LLP’s independence as the Company's  independent registered public accounting firm.

Item 15.  Exhibits and Financial Statement Schedules

(a)

The following documents are filed as part of this Report:

1. Financial Statements.  The following financial statements and the report of the Company’s independent auditor thereon, are filed herewith.

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2010 and 2009

•

Statements of Operations for the years ended December 31, 2010 and 2009, and for the period from September 10, 2008 (inception) to December 31, 2010

•

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009, and for the period from September 10, 2008 (inception) to December 31, 2010

•

Statements of Cash Flows for the years ended December 31, 2010 and 2009, and for the period from September 10, 2008 (inception) to December 31, 2010

•

Notes to Financial Statements

2.

Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation, dated September 10, 2008 (1)
3.2	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2008 (1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated November 5, 2009 (1)
3.4	By-Laws of Carbon 612 Corporation (1)
10.1	Stock Subscription Agreement, dated September 16, 2008, between the Company and Clear Skies Solar, Inc. (1)
10.2	Corporate Assignment, dated November 2, 2009, between the Company and Clear Skies Solar, Inc. (2)
10.3	Trademark Assignment, dated November 2, 2009, between the Company and Clear Skies Solar, Inc. (2)
10.4	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 13, 2009 between the Company and Clear Skies Solar, Inc. (1)
10.5	Securities Purchase Agreement, dated November 13, 2009, between the Company and the purchasers listed on the signature pages thereto (1)
10.6	Form of Common Stock Purchase Warrant (1)
10.6	Services Agreement, dated January 1, 2010 between the Company and Clear Skies Solar, Inc. (2)
31.1	Section 302 Certification of Principal Executive Officer (3)
31.2	Section 302 Certification of Principal Financial Officer (3)
32.1	Section 906 Certification of Principal Executive and Financial Officers (3)

______________

(1)

Incorporated herein by reference to the copy of such document included as an exhibit to our registration statement on Form 10 filed on February 3, 2010.

(2)

Incorporated herein by reference to the copy of such document included as an exhibit to amendment number 1 to our registration statement on Form 10 filed on May 12, 2010.

(3)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBON 612 CORPORATION

Dated: April 14, 2011

By: /s/ Ezra Green

      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ezra Green	President, Chief Executive Officer and	April 14, 2011
Director

/s/ Arthur L. Goldberg	Chief Financial Officer, Vice President,	April 14, 2011
Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Carbon 612 Corporation

Index to Financial Statements

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2010 and 2009	F-3

Statements of Operations – Years ended December 31, 2010 and 2009, and for the period from September 10, 2008 (Inception) to December 31, 2010	F-4

Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009 and the period from September 10, 2008 (inception) to December 31, 2010	F-5

Statements of Cash Flows – Years ended December 31, 2010 and 2009, and for the period from September 10, 2008 (Inception) to December 31, 2010	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Carbon 612 Corporation

We have audited the accompanying balance sheets of Carbon 612 Corporation (a corporation in the development stage) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and for the period from September 10, 2008 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon 612 Corporation as of December 31, 2010 and 2009, and its results of operations and cash flows for the years ended December 31, 2010 and 2009 and for the period from September 10, 2008 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed on Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Jericho, New York

April 14, 2011

Carbon 612 Corporation

(a corporation in the development stage)

Balance Sheets

	December 31,	December 31,
	2010	2009

Assets:
Cash	$7,306	$111,605

Total current assets	7,306	111,605

Patents	50,519	50,519

Total Assets	$57,825	$162,124

Liabilities:
Accounts payable	$57,358	$27,907
Due to parent	185,567	121,952
Total current liabilities	242,925	149,859

Derivative liability for warrants	60,000	60,000

Total liabilities	302,925	209,859

Stockholders' Deficit:

Preferred stock, authorized 10,000,000 shares,	-	-
$.001 par value, none issued or outstanding
Common stock, authorized 100,000,000 shares,
$.001 par value, 45,750,000 shares issued and
outstanding as of December 31, 2010 and 2009	45,750	45,750
Additional paid-in capital	28,842	28,842
Deficit accumulated during the development stage	(319,692)	(122,327)

Total stockholders' deficit	(245,100)	(47,735)

Total Liabilities and Stockholders' Deficit	$57,825	$162,124

See accompanying notes to the financial statements.

Carbon 612 Corporation

(a corporation in the development stage)

Statements of Operations

	For the year ended December 30, 2010	For the year ended December 30, 2009	For the period from September 10, 2008 (inception) to December 30, 2010

Revenue	$-	$-	$-

General and administrative expenses	197,365	29,192	319,692

Net loss	$(197,365)	$(29,192)	$(319,692)

Loss per common share, basic and diluted	$0.00	$0.00

Weighted average common shares outstanding	45,750,000	32,071,233

See accompanying notes to the financial statements.

Carbon 612 Corporation

Statements of Stockholders' Equity (Deficit)

	Common Stock $.001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, September 10, 2008 (1)	30,000,000	$30,000	$(29,990)	$-	$10

Net loss	-	-	-	(93,135)	(93,135)

Balance, December 31, 2008	30,000,000	30,000	(29,990)	(93,135)	(93,125)

Net book value of assets contributed by the majority stockholder	-	-	14,582	-	14,582

Shares issued for cash on November 13, 2009 (before expenses of $37,500)	15,000,000	15,000	97,500	-	112,500

Warrants issued with share issuance	-	-	(60,000)	-	(60,000)

Shares issued in payment of legal fees on November 13, 2009 (2)	750,000	750	6,750	-	7,500

Net loss	-	-	-	(29,192)	(29,192)

Balance, December 31, 2009	45,750,000	45,750	28,842	(122,327)	(47,735)

Net loss	-	-	-	(197,365)	(197,365)

Balance, December 31, 2010	45,750,000	$45,750	$28,842	$(319,692)	$(245,100)

(1) After giving effect to a stock split on November 3, 2009

(2) These shares were valued at the purchase price paid by the investors.

See accompanying notes to the financial statements.

Carbon 612 Corporation

Statements of Cash Flows

			For the
			period from
			September
	For the year	For the year	10, 2008
	ended	ended	(inception)
	December 30,	December 30,	to December 30,
	2010	2009	2010
Cash flow from operating activities
Net loss	$(197,365)	$(29,192)	$(319,692)

Adjustments to reconcile net loss to net cash used in operating activities

Increase in due to parent	63,615	28,817	185,567
Increase in accounts payable	29,451	(8,030)	21,421

Net cash used in operating activities	(104,299)	(8,405)	(112,704)

Cash flows from financing activities

Issuance of common stock, net of cash offering costs of $30,000	-	120,000	120,000

Net cash provided by financing activities	-	120,000	120,000

Net increase (decrease) in cash	(104,299)	111,595	7,296

Cash, beginning of period	111,605	10	10

Cash, end of period	$7,306	$111,605	$7,306

Supplemental disclosure of non cash financing and investing activities

Common stock issued for legal services in connection with the November 2009 private placement	$-	$7,500	$7,500

Warrants issued in connection with the November 2009 private placement	$-	$60,000	$60,000

C 612 received its initial funding on November 13, 2009 when it sold 15,000,000 shares of Common Stock at $.01 per share to a group of investors for $150,000 (before expenses of $37,500) cash. It simultaneously issued 750,000 shares to attorneys for legal services in connection with the financing valued at the $.01 per share paid by the investors. The Company also issued warrants to the investors expiring on November 12, 2014, to purchase up to an aggregate of 15,000,000 shares of Common Stock at $.10 per share. The number of shares and price per share are subject to change based on certain anti-dilution provisions.

Immediately prior to this funding, CSS transferred, without receiving any consideration for the transfer, other than the assumption of certain of its related liabilities, the US patent protecting XTRAX® as a trademark, various tangible assets and certain related liabilities. The financial statements are presented after giving effect to the stock split. CSS is now the owner of 66% of the outstanding Common Stock of the Company and, as a result, it is included in the consolidated financial statements issued by CSS.

See accompanying notes to the financial statements.

Carbon 612 Corporation

(a corporation in the development stage)

Notes to Financial Statements

1. Nature of operations and basis of presentation

Nature of operations

Carbon 612 Corporation (“C 612” or “Carbon 612”) was formed in Delaware on September 10, 2008 by Clear Skies Solar, Inc. (“Clear Skies” or “CSS”) which was then its sole shareholder. It is an early stage development company. CSS is a designer and installer of solar electric systems and its shares are traded on the bulletin board under the symbol CSKH.OB. C 612 was formed to receive the XTRAX® related intellectual property and technology developed by CSS over the past several years, along with related assets and liabilities. On formation, C 612 had 1,000 shares of common stock authorized but on November 5, 2009 the C 612 charter was amended to authorize 10,000,000 shares of preferred stock and 100,000,000 shares of common stock, $.001 par value (“Common Stock”). The 1,000 shares of common stock owned by CSS since incorporation became 30,000,000 shares after this stock split.

XTRAX® is a patented remote monitoring solution for measuring the production of renewable energy systems and for transmission of the data via the cellular telephone network or potentially (after further development) via microwave network and satellite. The design philosophy behind XTRAX® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements including, but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported via the cellular telephone system and it can use microwave technology or connect via satellite. The XTRAX® system as a whole also provides users the ability to retrieve reports through a website or potentially a text message and to receive notice if the user’s system malfunctions.

The Company believes that this device can be inexpensively installed in many of the homes and small businesses in the United States and elsewhere that now or soon will have solar electric generating systems and the owners can monetize the power produced by allowing us to sell the renewable energy credits each earns to larger companies or utilities and, after deducting a monthly fee, remit the excess to them.

Further work needs to be completed by us before XTRAX® can be offered to the market and it is expected that this will be done during 2011. This includes having XTRAX® listed by Underwriters Laboratories and receiving approvals from the Federal Communications Commission and the operators of cellular networks. The Company had not posted revenues in 2010 or 2009.

There can be no assurance that C 612 will be able to commercialize the XTRAX® device or, if commercialized, would be successful in marketing it on a profitable basis or at all.

The Company is an early-stage development company. Since inception in September 2008 and initial funding in November 2009, the Company has incurred losses and negative cash flows from operations and at December 31, 2009 and 2010, the Company has an deficit accumulated during the development stage of approximately $122,000 and $320,000, respectively. In November 2009, the Company completed a private placement of 15 million shares of its common stock and received gross proceeds of $150,000 (before expenses of $37,500).

Based on our current respective plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011. However, there can be no assurances that we will be successful in arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our recent sale of common stock for gross proceeds of $150,000 (before expenses of $37,500), we will need to raise additional funds to pay operating expenses and the costs of commercializing the XTRAX® device.

Basis of presentation

C 612 received its initial funding on November 13, 2009 when it sold 15,000,000 shares of Common Stock at $.01 per share to a group of investors for $150,000 (before expenses of $37,500) cash. It simultaneously issued 750,000 shares to attorneys for legal services in connection with the financing valued at the $.01 per share paid by the investors. The Company also issued warrants to the investors expiring on November 12, 2014, to purchase up to an aggregate of 15,000,000 shares of Common Stock at $.10 per share. The number of shares and price per share are subject to change based on certain anti-dilution provisions.

Immediately prior to this funding, CSS transferred, without receiving any consideration for the transfer, other than the assumption of certain related liabilities, the US patent protecting XTRAX®, various patent applications, the registration of XTRAX® as a trademark, various tangible assets and certain related liabilities. The financial statements are presented after giving effect to the stock split. CSS is now the owner of 65.6% of the outstanding Common Stock of the Company and, as a result, it is included in the consolidated financial statements issued by CSS.

There is substantial doubt that the Company will continue as a going concern as the Company will require additional financing to complete the commercialization of the XTRAX® monitoring device and to bring it to market. The Company may need to sell its debt or additional equity securities prior to generating operating revenues and profits but there can be no assurance that such sales can be completed at all or on terms satisfactory to the Company.

The Company relies on its parent company, Clear Skies, for financial and administrative support.  As of the date of filing of this annual report, our patent company owns approximately 66% of our outstanding common stock.  Clear Skies has incurred substantial losses from operations and negative cash flow since its inception and has limited resources.  In Clear Skies’ auditor’s report dated April 14, 2011, Clear Skies’ auditor has expressed that there is substantial doubt about Clear Skies’ ability to continue as a going concern.  In the event that Clear Skies ceases operations there would be a material and adverse impact on the ability of the Company to continue as a going concern.

In accordance with the Services Agreement, Clear Skies allocated certain costs for office space and other office and personnel services. For further disclosure see Note 3 – Related party transactions.

We have no formal or informal agreement or understanding with respect to any financing, and there is no assurance any such financing will be available on terms acceptable to the Company, or at all. If the Company does obtain such funding there is no assurance it will successfully commercialize and sell the XTRAX® device. If the Company does not succeed in obtaining the necessary funding or otherwise succeed in implementing its business plan it may not be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of significant accounting policies

Cash

The Company maintains cash balances consisting of demand deposits with a high credit quality financial institution. At certain times the amounts may exceed FDIC insurance limits. We have not experienced any losses on these deposits.

Property and equipment

The Company received certain assets from CSS, its parent company, immediately prior to the financing described above but the value for these assets on the books of CSS was zero so the Company also shows no book value of these assets.

Long-lived assets

The Company's long-lived assets, including patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During 2009, the Company's majority shareholder transferred a patent and related research and development to the Company at the majority shareholder's carrying amount, in accordance with generally accepted accounting principles in the United States.

Research and development costs

The Company expenses cost related to research and development as they are incurred. The company incurred $9,300 and $17,300 in research and development cost in the years ended December 31, 2010 and 2009, respectively.

Fair value of financial instruments

The carrying values reported for cash, derivative liability, accounts payable and due to parent approximate their fair values in the accompanying balance sheets due to their short term nature. See Note 3 for a discussion of the derivative liability.

Income taxes

Accounting Standards Codification (“ASC”) 740 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of ASC 740 related to accounting for uncertainty in income taxes which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. These standards provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

Loss per share

The Company presents loss per share, which requires dual presentation of basic and diluted loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2010 and 2009, the effects of the 15,000,000 shares issuable upon exercise of outstanding warrants as of December 31, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share.

Recent accounting pronouncements

In June 2009, ASC 810 was adopted relating to consolidation of variable interest entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under ASC 810, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This rule is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

ASC 810 related to no controlling interests in consolidated financial statements requires reporting entities to present non controlling (minority) interest as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and non controlling interests. These requirements are effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements or the Company’s future results of operations.

There have been no new accounting pronouncements that, if adopted, would have an affect on the financial statements.

Stock based compensation

ASC 718 related to accounting for stock-based compensation focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company issued 750,000 shares to non-employee service providers. This requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized in the period during which an employee is required to provide service in exchange for the award. No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The Company adopted ASC 718 at commencement of operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which at times in the future may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Related party transactions

On November 13, 2009, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Transfer Agreement”) with Clear Skies, the Company’s current majority stockholder, pursuant to which (i) Clear Skies assigned to Carbon 612 all of the assets relating to its XTRAX® wireless data monitoring system for renewable energy systems and (ii) Carbon 612 assumed certain liabilities relating to such assets.

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15 million shares of its Common Stock (the “Shares”) and (ii) warrants to purchase up to an aggregate of an additional 15 million shares of its Common Stock (the “Warrants”). Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing, Clear Skies owned approximately 66% of Carbon 612’s outstanding shares of Common Stock. Arthur Goldberg, our Vice President, Secretary and Treasurer who also holds those positions with Clear Skies, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

The Company also issued 750,000 shares of its common stock to two law firms for services rendered in connection with the Purchase Agreement, which shares were valued at the $.01 per share price paid by the investors.

The Warrants also contain anti-dilution provisions, including but not limited to if Carbon 612 issues shares of its Common Stock or any other instrument convertible into its Common Stock at less than the then existing exercise price, the exercise price of the Warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased. The number of shares issuable upon exercise of the Warrants will also be proportionally increased in the event of a forward stock split or stock dividend. The Warrants contain limitations on exercise, including the limitation that the holders may not convert their Warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of Carbon 612’s outstanding shares of Common Stock (subject to an increase upon at least 61-days’ notice by the holder to Carbon 612, of up to 9.99%).

The warrants were valued at $60,000 using the Black Scholes valuation model and that amount was both charged and credited to additional paid-in capital on the date of issuance of the warrants. In calculating the Black Scholes value we used a current stock price equal to the purchase price of $.01 per share, and exercise price of $.10 per share, a five year life for the warrants, a risk free rate of return of 2.28% and volatility rate of 100%.

The Company has concluded that the anti dilution provisions in the warrants issued in November 13, 2009 should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815. Accordingly, the Company has recorded a derivative liability in the amount of $60,000 based on the Black-Scholes valuation of the warrants at November 13, 2009. For the years ended December 31, 2009 and 2010, due to the limited operations of the Company and the fact that there was no additional equity raises since November 13, 2009, the Company concluded that its estimate of fair value of the derivative liability has not changed as of December 31, 2010.

The Purchase Agreement required us to use our best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) and provided for certain liquidated damages if the registration statement did not go effective by May 12, 2010. This registration statement was filed on Form 10 under the Securities Exchange Act of 1934, as amended, and went effective automatically in April 2010, 60 days after its initial filing; accordingly, no liquidated damages were owed under the Purchase Agreement.

The $121,952 due to our parent company increased to $185,567 as of December 31, 2010. The increase of $63,615 is the result of amounts due to our parent company under the Services Agreement, amounts due for wages to our parent company, and a loan made by our parent company totaling $176,145, less payments made under the Services Agreement, payments for wages, and a loan repayment, to our parent company totaling $112,530.

The table below shows advances to and loans from Clear Skies from January 1, 2010 to December 31, 2010.  Repayments to and advances from Clear Skies are on a demand basis, are not documented by written agreement and do not bear interest.

Due to CSS

Opening balance – January 1, 2010	$121,952

Salary allocation	69,296
Allocation under services agreement	30,000
Loan to parent	(52,349)
Repayment of loan to parent	52,349
Loan from parent	24,500
Repayment to parent	(60,181)

Ending balance – December 31, 2010	$185,567

No payments have been made to date to or for the services of any officer or director in addition to the $2,500 monthly payment for office space and other office and personnel services, pursuant to the Services Agreement.

The foregoing is not a complete summary of the terms of the transactions described. Reference is made to the complete text of the Transfer Agreement, Purchase Agreement and Form of Warrant incorporated by reference as exhibits to our registration statement on Form 10 filed February 3, 2010.  In addition, we operate within the office space leased by CSS and will pay CSS an allocable share of related costs pursuant to a certain  Services Agreement, dated January 1, 2010 which is incorporated by reference as an exhibit to amendment number 1 to our registration statement on Form 10 filed May 12, 2010. Further, our two shared employees are on the CSS payroll and we will reimburse CSS proportionately for those costs as well.

4. Income Taxes

For the years ended December 31, 2010 and 2009, there was no income tax benefit or provision recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax asset	$-	$-

Net operating loss carryforward	248,531	94,192

	248,531	94,192

Valuation allowance	(248,531)	(94,192)

Net deferred tax asset	$-	$-

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the periods is as follows:

	2010	2009
Tax benefit at statutory rate	(15.00%)	(15.00%)
State and local taxes, net of federal benefit	(7.00%)	(7.00%)
Valuation allowance	22.00%	22.00%

Effective income tax rate	-%	-%

The Company provided a valuation allowance equal to the deferred tax assets at December 31, 2010 and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

As of December 31, 2010, the Company had approximately $320,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2030.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, dated September 10, 2008 (1)
3.2	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2008 (1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated November 5, 2009 (1)
3.4	By-Laws of Carbon 612 Corporation (1)
10.1	Stock Subscription Agreement, dated September 16, 2008, between the Company and Clear Skies Solar, Inc. (1)
10.2	Corporate Assignment, dated November 2, 2009, between the Company and Clear Skies Solar, Inc. (2)
10.3	Trademark Assignment, dated November 2, 2009, between the Company and Clear Skies Solar, Inc. (2)
10.4	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 13, 2009 between the Company and Clear Skies Solar, Inc. (1)
10.5	Securities Purchase Agreement, dated November 13, 2009, between the Company and the purchasers listed on the signature pages thereto (1)
10.6	Form of Common Stock Purchase Warrant (1)
10.7	Services Agreement, dated January 1, 2010 between the Company and Clear Skies Solar, Inc. (2)
31.1	Section 302 Certification of Principal Executive Officer (3)
31.2	Section 302 Certification of Principal Financial Officer (3)
32.1	Section 906 Certification of Principal Executive and Financial Officers (3)

_________________

(1)

Incorporated herein by reference to the copy of such document included as an exhibit to our registration statement on Form 10 filed on February 3, 2010.

(2)

Incorporated herein by reference to the copy of such document included as an exhibit to amendment number 1 to our registration statement on Form 10 filed on May 12, 2010.

(3)

Filed herewith.