Form 10-Q
period 2011-03-31
CARBON 612 Corp
filed 2011-05-12
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

YES      . NO  X .

As of May 2, 2011, 45,750,000 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Table of Contents

Page
PART I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	3

Condensed Statements of Operations for the three months ended March 31, 2011 (unaudited) and 2010 and for the period from September 10, 2008 (inception) to March 31, 2011 (unaudited)	4

Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from September 10, 2008 (inception) to March 31, 2011 (unaudited)	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II OTHER INFORMATION	13

Item 6. Exhibits	13

Signatures	13

Carbon 612 Corporation

(a corporation in the development stage)

Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
Assets:
Cash	$16,156	$7,306

Total current assets	16,156	7,306

Patents	50,519	50,519

Total Assets	$66,675	$57,825

Liabilities:
Accounts payable	$70,865	$57,358
Due to parent	227,479	185,567
Total current liabilities	298,344	242,925

Derivative liability for warrants	60,000	60,000

Total liabilities	358,344	302,925

Stockholders' Deficit:

Preferred stock, authorized 10,000,000 shares,	-	-
$.001 par value, none issued or outstanding
Common stock, authorized 100,000,000 shares,
$.001 par value, 45,750,000 shares issued and
outstanding as of March 31, 2011 and	45,750	45,750
December 31, 2010
Additional paid-in capital	28,842	28,842
Deficit accumulated during the development stage	(366,261)	(319,692)

Total stockholders' deficit	(291,669)	(245,100)

Total Liabilities and Stockholders' Deficit	$66,675	$57,825

See accompanying notes to the condensed financial statements.

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

			For the period
			from September
	For the three	For the three	10, 2008
	months ended	months ended	(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$-	$-	$-

General and administrative expenses	46,569	40,324	366,261

Net loss	$(46,569)	$(40,324)	$(366,261)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	45,750,000	45,750,000

See accompanying notes to the condensed financial statements.

Carbon 612 Corporation

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

			For the period
	For the	For the	from
	three	three	September
	months	months	10, 2008
	ended	ended	(inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011
Cash flow from operating activities
Net loss	$(46,569)	$(40,324)	$(366,261)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Accounts payable	13,507	21,980	227,479
Due to parent	41,912	2,454	34,928

Net cash provided by (used in) operating activities	8,850	(15,890)	(103,854)

Cash flows from financing activities

Issuance of common stock, net of offering costs of $30,000	-	-	120,000

Net cash provided by financing activities	-	-	120,000

Net increase (decrease) in cash	8,850	(15,890)	16,146

Cash, beginning of period	7,306	111,605	10

Cash, end of period	$16,156	$95,715	$16,156

Supplemental disclosure of noncash investing and financing activities

Common stock issued for legal services in connection with the November 2009 private placement			$7,500

Warrants issued in connection with the November 2009 private placement			$60,000

See accompanying notes to the condensed financial statements.

CARBON 612 CORPORATION

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010, and for the period from September 10, 2008 (inception) to March 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed balance sheet information as of December 31, 2010 was derived from the audited financial statements and notes thereto included in the Company’s Annual Report (“Annual Report”) on Form 10-K filed under the Securities Exchange Act of 1934 on April 14, 2011, with the SEC. The interim financial statements contained herein should be read in conjunction with the Annual Report.

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

As of March 31, 2011, the Company has not earned any revenue and its sole activity has been the further development of the XTRAX® technology leading towards its commercialization which is expected to begin in 2011. It is not our intention to manufacture the XTRAX® units but rather to subcontract its manufacturing and assembly. Since inception, the Company has incurred losses and negative cash flows from operations and at March 31, 2011, the Company had an accumulated deficit of approximately $366,000. At March 31, 2011 and May 2, 2011, we had approximately $16,000 and $12,000 in cash on hand, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011. We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern.  Accordingly, the report of the independent registered public accounting firm, dated April 14, 2011, on our financial statements, included in our Annual Report on Form 10-K filed with the SEC on April 14, 2011, also states there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising funds or in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern.  Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500), we will need to raise additional funds to commercialize the XTRAX® product and continue in business.

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

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of March 31, 2011, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

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

Cost Recognition: Costs will include all costs paid to third parties for the manufacture of the XTRAX® unit and the costs of shipment to the customer and installation of the unit. The Company will carry inventories as it needs to have sufficient units on hand in advance of anticipated orders due to possible long lead times at manufacturers. We will not manufacture the XTRAX® units ourselves.

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

Loss Per Share: The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three month periods ended March 31, 2011 and 2010, the effects of the shares issuable upon exercise of outstanding warrants as of March 31, 2011 and 2010 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and be anti-dilutive.

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

The Company has concluded that the anti-dilution provisions in the warrants issued on November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of March 31, 2011. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at March 31, 2011. The Company believes that the estimate of fair value from issuance to March 31, 2011 has remained the same as the Company has had no other stock offerings and no significant operations during the period. Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this financial instrument may change. Any fair value adjustments of this liability will be recognized in earnings.

Recent Accounting Pronouncements

There have been no updates to the Company’s disclosure of recent accounting pronouncements as of March 31, 2011, as compared to those disclosed in Note 2, “Summary of significant accounting policies” in our 2010 Annual Report filed April 14, 2011.

4. Sale of common stock and warrants; Related party transactions

On November 13, 2009, we entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of March 31, 2011, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock. Arthur Goldberg, an officer of Clear Skies and our Vice President, Secretary and Treasurer, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

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

As of January 1, 2010 we entered into a month to month Services Agreement with CSS. Under this agreement we pay a total of $2,500 monthly in return for occupying space in CSS’ offices, use of the office services described in the immediately preceding paragraph, and receiving the benefit of CSS providing all executive management and accounting and record keeping services for us, including preparing all reports required to filed with the Securities and Exchange Commission, such as our registration statement on Form 10 filed in February 2010, and all amendments thereto, and our required 10-Q and 10-K filings.  We will also continue to be obligated for the allocation of the actual cost of employees of CSS to the extent they perform services for us.

Such expenses totaled $12,413 and $29,479 for the three months ended March 31, 2011 and 2010, respectively, and $239,663 for the period from inception to March 31, 2011.

As of March 31, 2011, our liability to CSS totaled $227,479.

Note 5. Income Taxes

For the three months ended March 31, 2011 and 2010, and for the period from September 10, 2008 (inception) to March 31, 2011 there was no income tax provision or benefit recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred tax asset are net operating loss carryforwards of $395,562 as of March 31, 2011.

Deferred tax asset	$88,635
Valuation allowance	(88,635)
Net deferred tax asset	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report and our 2010 Annual Report filed with the Securities and Exchange Commission on April 14, 2011 under the Securities Exchange Act of 1934 on Form 10-K, including the “Risk Factors” and “Description of Business” sections thereof.

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

Since we began operations we have incurred net losses. As of March 31, 2011, we had an accumulated deficit of $366,261 and we expect to incur additional losses in the foreseeable future. We have not earned any revenues since inception. Since our inception we have financed our operations solely through a sale of equity securities. See Note 4.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011. We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern.  There can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. As of March 31, 2011 and May 2, 2011, our available cash balance was approximately $16,000 and $12,000, respectively. Notwithstanding our November 2009 sale of our common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500) we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units and to continue in business.

Generally, we anticipate that our operating costs and expenses will increase in the future to support the commercialization and marketing of XTRAX® units. Increased costs will be attributable to increased personnel, principally sales and support staff for marketing and expenditures to promote our services.

Results of Operations: Comparison of Three Month Periods Ended March 31, 2011 and 2010

We had no revenue in either three month period ended March 31, 2011 or 2010, and we have had no revenue since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $46,569 for the three months ended March 31, 2011 compared to $40,324 in the three months ended March 31, 2010. The increase of $6,245 is largely accounted for by increases in consulting fees of $15,000, legal fees of $6,000 and accounting fees of $2,500, offset in part by a decrease in allocated wages of $17,000.

Liquidity and Capital Resources - Going Concern

At March 31, 2011, we had an accumulated deficit of $366,261 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception solely through private placements of equity and advances from our parent company, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are satisfactory to us.

At March 31, 2011 and May 2, 2011, we had approximately $16,000 and $12,000 in cash, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011.  We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern. There can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500) we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units to continue in business.

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

Such expenses totaled $12,413 and $29,479 for the three months ended March 31, 2011 and 2010, respectively, and $239,663 for the period from inception to March 31, 2011.

As of March 31, 2011, our liability to CSS totaled $227,479.

Certain Risks and Uncertainties

Our 2010 Annual Report filed on Form 10-K with the Securities and Exchange Commission in April 2011, includes a detailed discussion of our risk factors under the heading “Risk Factors” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Annual Report.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to our failure to record expenses incurred on our behalf by our parent company. We recognize that segregation of duties is not feasible with the small number of staff available to us but we believe that the small number of transactions and the skill level of the person involved make the chance of misstatements remote, and the cost of adding staff  is not warranted at this time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

CARBON 612 CORPORATION

Date: May 12, 2011	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive and Financial Officers

* Filed herewith