Form 10-Q/A
period 2010-09-30
CARBON 612 Corp
filed 2011-06-07
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The sole purpose of amending the Form 10-Q originally filed is to correct Item 4 of Part I to reflect the fact that the evaluation of the Chief Executive Officer and Chief Financial Officer in fact concluded that the disclosure controls and procedures were not effective as of September 30, 2010 for the reasons therein stated. Except with respect to Item 4 of Part I, the originally filed 10-Q has not been amended, updated or otherwise modified.

Table of Contents

Page
PART I FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Condensed Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	4

Condensed Statements of Operations for the three and nine months ended September 30, 2010 (unaudited) and 2009 and for the period from September 10, 2008 (inception) to September 30, 2010 (unaudited)	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from September 10, 2008 (inception) to September 30, 2010 (unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II OTHER INFORMATION	15

Item 6. Exhibits	15

Signatures	16

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The controls and procedures were not effective due to the failure of segregation of duties as the Company chose not to employ additional personnel for this purpose due to the low number of transactions and the skill of the person recording them.  The Company determined that the risk of error was very small compared to the cost of the additional personnel.

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

CARBON 612 CORPORATION

Date: June 7, 2011	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Date: June7, 2011	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive and Financial Officers

* Filed herewith