Form 10-Q
period 2011-06-30
CARBON 612 Corp
filed 2011-08-19
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

YES      . NO  X .

As of August 2, 2011, 45,750,000 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Table of Contents

Page
PART I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3

Condensed Unaudited Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period from September 10, 2008 (inception) to June 30, 2011	4

Condensed Unaudited Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period from September 10, 2008 (inception) to June 30, 2011	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II OTHER INFORMATION	14

Item 6. Exhibits	14

Signatures	15

Carbon 612 Corporation

(a corporation in the development stage)

Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(see Note 1)
Assets:
Cash	$12,491	$7,306

Total current assets	12,491	7,306

Patents	50,519	50,519

Total Assets	$63,010	$57,825

Total Liabilities and Stockholders' (Deficit) Equity
Liabilities:
Accounts Payable	$88,727	$57,358
Due to Parent	266,617	185,567
Total current liabilities	355,344	242,925

Derivative liability for warrants	60,000	60,000

Total liabilities	415,344	302,925

Stockholders' (Deficit) Equity:

Preferred stock, authorized 10,000,000 shares,
$.001 par value, none issued or outstanding	-	-
Common stock, authorized 100,000,000 shares
$.001 par value, 45,750,000
shares issued and outstanding as of June 30,
2011 and December 31, 2010	45,750	45,750
Additional paid-in capital	28,842	28,842
Deficit accumulated during the development stage	(426,927)	(319,692)

Total stockholders' (deficit) equity	(352,335)	(245,100)

Total Liabilities and Stockholders' (Deficit) Equity	$63,010	$57,825

See accompanying notes to the financial statements.

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

						For the period
	For the three	For the three	For the six	For the six		from September
	months ended	months ended	months ended	months ended		10, 2008 (inception)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010		to June 30, 2011

Revenue

General and administrative expenses	$60,665	$50,908	$107,235	$91,232		$426,927

Net loss	$(60,665)	$(50,908)	$(107,235)	$(91,232)		$(426,927)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$

Weighted average common shares outstanding	45,750,000	45,750,000	45,750,000	45,750,000

See accompanying notes to the financial statements.

Carbon 612 Corporation

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

			From
			September
	For the six	For the six	10, 2008
	months ended	months ended	(inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash flow from operating activities
Net loss	$(107,235)	$(91,232)	$(426,927)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities

Increase (decrease) in due to parent	81,050	(34,147)	266,617
Increase in accounts payable	31,369	16,718	52,790

Net cash provided by ( used in) operating activities	112,419	(17,429)	319,407

Cash flows from financing activities

Issuance of common stock, net of offering costs of $30,000	-	-	120,000

Net cash provided by financing activities	-	-	120,000

Net increase (decrease) in cash	5,185	(108,661)	12,480

Cash, beginning of period	7,306	111,605	10

Cash, end of period	$12,491	$2,944	$12,491

Supplemental disclosure of non-cash financing and investing activities

Common stock issued for legal services in connection with the November 2009 private placement	$-	$-	$7,500

Warrants issued in connection with the November 2009 private placement	$-	$-	$60,000

See accompanying notes to the financial statements.

CARBON 612 CORPORATION

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010, and for the period from September 10, 2008 (inception) to June 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed balance sheet information as of December 31, 2010 was derived from the audited financial statements and notes thereto included in the Company’s Annual Report (“Annual Report”) on Form 10-K filed pursuant to the Securities Exchange Act of 1934 on April 14, 2011, with the SEC. The interim financial statements contained herein should be read in conjunction with the Annual Report.

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

As of June 30, 2011, the Company has not earned any revenue and its sole activity has been the further development of the XTRAX® technology leading towards its commercialization which is expected to begin in 2011. It is not our intention to manufacture the XTRAX® units but rather to subcontract its manufacturing and assembly. Since inception, the Company has incurred losses and negative cash flows from operations and at June 30, 2011, the Company had an accumulated deficit of approximately $427,000. At June 30, 2011 and August 1, 2011, we had approximately $12,000 and $8,000 in cash on hand, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011. We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern.  Accordingly, the report of the independent registered public accounting firm, dated April 14, 2011, on our financial statements, included in our Annual Report on Form 10-K filed with the SEC on April 14, 2011, also states there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising funds or in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern.  Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500), we will need to raise additional funds to commercialize the XTRAX® product and continue in business.

The accompanying condensed balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

Background

Carbon 612 Corporation (“Carbon 612”, the “Company”, “we”, “us” or “our”) is a Delaware corporation formed on September 10, 2008. We are a development stage company which plans to sell the XTRAX® remote monitoring system for measuring the production of solar and other renewable energy systems and for transmission of the data via the cellular network and, after further development, via microwave transmission or satellite. We are a subsidiary of Clear Skies Solar, Inc. (“Clear Skies” or “CSS”), which owns approximately 66% of our outstanding shares of common stock.

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

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of June 30, 2011, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

3. Summary of significant accounting policies

Development Stage Enterprise:  We are a company in the development stage and do not have a commercial product to sell at June 30, 2011.  We have had no revenues since inception.   For a discussion of the steps required before a product can be commercialized see “Overview” in Part 2 below.

Cash: The Company maintains cash balances which consist of demand deposits with a high-credit quality financial institution. Such amounts may from time to time exceed FDIC insurance limits. The Company has not experienced any losses on these deposits to date.

Fair Value Measurement: We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. The fair value measurement guidance established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding to our parent company approximates fair value.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions to report its accounts receivable, derivatives and contract revenues. Actual results could differ from those estimates.

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

Cost Recognition: Costs will include all costs paid to third parties for the manufacture of the XTRAX® unit and the costs of shipment to the customer and installation of the unit.The company intends to carry a sufficient amount of units on hand to anticipate customer oders, as well as the production and delivery time of the finished product from the actual manufacturer to our premises. We will not manufacture the XTRAX® units ourselves.

Research and Development: Research and development costs are charged to expense as incurred.

Common Stock Issuance: Due to our limited cash resources, we have used our common stock to raise capital by way of the sale of common stock and warrants and the issuance of common stock to service providers of various types.

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

The Company’s estimates regarding its valuation allowances are based on the fact that the Company has not generated any income in the past. These estimates may change in the future depending on the Company’s results of Operations and any future earnings the Company may be able to achieve. Such a change may likely happen as the Company projects that it will be able to realize future earnings from operations upon the realization of its business plans.

Loss Per Share: The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three and six month periods ended June 30, 2011 and 2010, the effects of the shares issuable upon exercise of outstanding warrants as of June 30, 2011 and 2010 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and be anti-dilutive.

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

The Company has concluded that the anti-dilution provisions in the warrants issued on November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of June 30, 2011. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at June 30, 2011. The Company believes that the estimate of fair value from issuance to June 30, 2011 has remained the same as the Company has had no other stock offerings and no significant operations during the period. Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this financial instrument may change. Any fair value adjustments of this liability will be recognized in earnings.

Recent Accounting Pronouncements

There have been no updates to the Company’s disclosure of recent accounting pronouncements as of June 30, 2011, as compared to those disclosed in Note 2, “Summary of significant accounting policies” in our 2010 Annual Report filed April 14, 2011.

4. Sale of common stock and warrants

On November 13, 2009, we entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, our sale to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of June 30, 2011, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

5. Related party transactions

Arthur Goldberg, an officer of Clear Skies and our Vice President, Secretary and Treasurer, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000 as part of the November 2009 transaction under the Purchase Agreement.

Our parent company, Clear Skies Solar, has allocated certain costs for the years 2008 and 2009 incurred by CSS for our benefit related to an employee, rent and general office expenses.  The cost of the employee allocated to us was based on the estimated percentage of that employee’s time devoted to working for us compared to the time working for our parent company.  The allocation included our parent company’s actual cost of wages, payroll taxes and medical and dental insurance provided to that employee.  We occupy space within the offices of our parent company and allocation of rent was based on our usage of a portion for this space.  General office costs were estimated at $300 per month, including use of office services, such as the telecommunications (voice and data) systems, computers, printers, copier, fax and scanner maintained by CSS, and to obtain all reasonably needed office supplies and reception support from CSS at no additional charge.  The total of these charges for 2008 and 2009 resulted in our obligation to pay CSS a total of $121,952 as of December 31, 2009.

As of January 1, 2010 we entered into a month to month Services Agreement with CSS. Under this agreement we pay a total of $2,500 monthly in return for occupying space in CSS’ offices, use of the office services described in the immediately preceding paragraph, and receiving the benefit of CSS providing all executive management and accounting and record keeping services for us, including preparing all reports required to filed with the Securities and Exchange Commission (“SEC”), such as our registration statement on Form 10 filed in February 2010, and all amendments thereto, and our required 10-Q and 10-K filings.  We will also continue to be obligated for the allocation of the actual cost of employees of CSS to the extent they perform services for us.

Such expenses totaled $9,137 and $18,202 for the three months ended June 30, 2011 and 2010, respectively.  Such expenses totaled $21,551 and $47,682 for the six months ended June 30, 2011 and 2010, respectively, and $242,798 for the period from inception to June 30, 2011.

As of June 30, 2011, our liability to CSS totaled $266,617.  All loans from our parent company are demand loans, interest free and without any collateral or other security.  They are not evidenced by any written instrument.  We repay loans to our parent company when we have the cash to do so and the parent company requests that we do so. We borrow from our parent company when we need cash and the parent company has cash to lend us.

6. Commitments

On November 2, 2010 we and our parent company jointly entered into a one year consulting agreement with Infinite Energy Company, LLC for business development services.  The agreement calls for monthly payments of $5,000 and expires on October 31, 2011.  Our parent company has other obligations under this agreement.

The minimum future obligations under this agreement are as follows:

June 30, 2012	$30,000
June 30, 2013	20,000

$50,000

7. Income Taxes

For the three months ended June 30, 2011 and 2010, and for the period from September 10, 2008 (inception) to June 30, 2011 there was no income tax provision or benefit recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred tax asset are net operating loss carry forwards of $426,927 as of June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The significant components of the Company's net deferred tax asset are as follows:

Net operating loss carryforward	$426,927
Tax rate	35%
Total deferred tax assets	149,400
Valuation allowance	(149,400)

Net deferred tax asset	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report and our 2010 Annual Report filed with the SEC on April 14, 2011 under the Securities Exchange Act of 1934 on Form 10-K, including the “Risk Factors” and “Description of Business” sections thereof.

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

Overview

The development of XTRAX® started in December 2005 when Clear Skies Group, Inc. (which was subsequently acquired by our parent company) hired Mr. Robert Dockweiler, a electronics and software engineer, to begin development of the product based on the concept developed by Ezra Green, the then CEO of Clear Skies Group, Inc. and now CEO of CSS. From December 2005 until November 2009 the product was in the development stage under the guidance of Mr. Dockweiler and Mr. Green. Due to CSS’ limited capital resources, and the differences between its primary operations (installation of solar energy systems for commercial and residential customers) and the business envisioned for the XTRAX® product (monitoring the performance of primarily smaller solar energy systems already installed on individual residences), CSS determined that, after it had largely completed development of the product, which occurred by November 2009, XTRAX® was ready for final independent testing and that funding for commercialization of XTRAX® could be more easily obtained if XTRAX® was in a separate corporate entity. CSS therefore transferred to us the XTRAX® patent and all related intellectual property and assets, as well as the related liabilities.

XTRAX® is our patented system for remote real-time monitoring of the energy production of solar and other renewable energy systems and for providing fault notification. The system consists of a central database server and remote energy meters. The server routinely accesses the remote meters to recover the energy reading of the solar or other alternative energy systems. The meter installed at the alternative energy system site constantly monitors the system to provide energy metering and real-time system failure detection. In case of system failure the meter will automatically contact the server to report the type of failure. XTRAX ® can also be used to sub-monitor portions of larger scale commercial or utility-sized systems to increase efficiency and reporting of performance by monitoring its individual segments ("strings" or "lines") of solar panels.  XTRAX ® can also be used for third party verification of other production monitoring devices.

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

The XTRAX® can currently perform all of the functions described above; however, we have not yet begun marketing and sales of the product to potential customers because, prior to such marketing and sales, the following needs to occur:

•

The XTRAX® unit needs to be listed by Underwriters Laboratory, which tests the product for safety. This is known as the UL listing. We have submitted samples and information to UL, and responded to their questions, but until November 2009 we did not have the necessary funding to provide UL the number of units they require for further testing before they can grant a UL listing. Furthermore, after we did have the necessary funding, submission of test units to Underwriters Laboratory was delayed so that we could complete certain software modifications and also complete third party verification of the accuracy of the measurements by XTRAX® units. Independent laboratory testing was recently completed for the XTRAX® residential meter and all of the samples were found to be compliant.  The meter's accuracy was determined to be well above the required standard.  Future testing will be performed on the XTRAX® small commercial meter and we once again expect favorable results.  This process is now underway. We have already made certain changes requested by UL and we believe we will obtain the UL listing when the units required by UL are furnished to them.

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

Since we began operations we have incurred net losses. As of June 30, 2011, we had an accumulated deficit of $426,927 and we expect to incur additional losses in the foreseeable future. We have not earned any revenues since inception. Since our inception we have financed our operations solely through a sale of equity securities. See Note 4.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011. We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern. There can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. As of June 30, 2011 and August 2, 2011, our available cash balance was approximately $12,000 and $8,000, respectively. Notwithstanding our November 2009 sale of our common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500) we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units and to continue in business.

Generally, we anticipate that our operating costs and expenses will increase in the future to support the commercialization and marketing of XTRAX® units. Increased costs will be attributable to increased personnel, principally sales and support staff for marketing and expenditures to promote our services.

Results of Operations: Comparison of Three Month Periods Ended June 30, 2011 and 2010

We had no revenue in either three month period ended June 30, 2011 or 2010, and we have had no revenue since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $60,665 for the three months ended June 30, 2011 compared to $50,908 in the three months ended June 30, 2010. The increase of $9,757 is largely accounted for by increases in consulting fees of $15,000, legal fees of $11,000 and general expenses (mainly costs related to compliance with the SEC’s requirements to report in xBRL format) of $4,000 offset in part by decreases in accounting fees of $11,500 and a decrease in allocated wages of $9,000.

Results of Operations: Comparison of Six Month Periods Ended June 30, 2011 and 2010

We had no revenue in either six month period ended June 30, 2011 or 2010, and we have had no revenue since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $107,235 for the six months ended June 30, 2011 compared to $91,232 in the six months ended June 30, 2010. The increase of $16,003 is largely accounted for by increases in consulting fees of $30,000, legal fees of $17,000 and general expenses (mainly costs related to compliance with the SEC’s requirements to report in xBRL format) of $4,000 offset in part by decreases in accounting fees of $9,000, and by a decrease in allocated wages of $26,000.

Liquidity and Capital Resources - Going Concern

At June 30, 2011, we had an accumulated deficit of $426,927 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception solely through private placements of equity and advances from our parent company, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are satisfactory to us.

At June 30, 2011 and August 2, 2011, we had approximately $12,000 and $8,000 in cash, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011.  We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern. There can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500) we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units to continue in business.

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

Our parent company, Clear Skies Solar, has allocated certain costs for the calendar years 2008 and 2009 incurred by CSS for our benefit related to an employee, rent and general office expenses.  The cost of the employee allocated to us was based on the estimated percentage of that employee’s time devoted to working for us compared to the time working for our parent company.  The allocation included our parent company’s actual cost of wages, payroll taxes and medical and dental insurance provided to that employee.  We occupy space within the offices of our parent company and allocation of rent was based on our usage of a portion for this space.  General office costs were estimated at $300 per month, including use of office services, such as the telecommunications (voice and data) systems, computers, printers, copier, fax and scanner maintained by CSS, and to obtain all reasonably needed office supplies and reception support from CSS at no additional charge.  The total of these charges for 2008 and 2009 resulted in our obligation to pay CSS a total of $121,952 as of December 31, 2009.

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

Such expenses totaled $9,137 and $18,202 for the three months ended June 30, 2011 and 2010, respectively.  Such expenses totaled $21,551 and $47,682 for the six months ended June 30, 2011 and 2010, respectively, and $242,798 for the period from inception to June 30, 2011.

As of June 30, 2011, our liability to CSS totaled $266,617. All loans from our parent company are demand loans, interest free and without any collateral or other security.  They are not evidenced by any written instrument.  We repay loans to our parent company when we have the cash to do so and the parent company requests that we do so.  We borrow from our parent company when we need cash and the parent company has cash to lend us.

Certain Risks and Uncertainties

Our 2010 Annual Report filed on Form 10-K with the SEC in April 2011, includes a detailed discussion of our risk factors under the heading “Risk Factors” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Annual Report.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The controls and procedures were not effective due to the failure of segregation of duties as the Company chose not to employ additional personnel for this purpose due to the low number of transactions and the skill of the person recording them.  It was deemed that the risk of error was very small compared to the cost of the additional personnel.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits. .

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive and Financial Officers
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

**To be furnished with this report by amendment. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON 612 CORPORATION

Date: August 19, 2011	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive and Financial Officers
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

**To be furnished with this report by amendment. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.