Form 10-Q
period 2011-09-30
CARBON 612 Corp
filed 2011-11-08
CIK 1476470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

YES  X   NO.     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  X . NO      .

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

YES      . NO X .

As of October 17, 2011, 45,750,000 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Table of Contents

Page
PART I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3

Condensed Unaudited Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and for the period from September 10, 2008 (inception) to September 30, 2011	4

Condensed Unaudited Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the period from September 10, 2008 (inception) to September 30, 2011	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II OTHER INFORMATION	14

Item 6. Exhibits	14

Signatures	15

Carbon 612 Corporation

(a corporation in the development stage)

Condensed Balance Sheets

	Sept 30,	December 31,
	2011	2010
	(unaudited)	(see Note 1)
Assets:
Cash	$5,978	$7,306

Total current assets	5,978	7,306

Patents	50,519	50,519

Total Assets	$56,497	$57,825

Total Liabilities and Stockholders' (Deficit) Equity
Liabilities:
Accounts Payable	$141,629	$57,358
Due to Parent	318,150	185,567
Total current liabilities	459,779	242,925

Derivative liability for warrants	60,000	60,000

Total liabilities	519,779	302,925

Stockholders' (Deficit) Equity:

Preferred stock, authorized 10,000,000 shares, $.001 par value, none issued or outstanding	-	-
Common stock, authorized 100,000,000 shares $.001 par value, 45,750,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	45,750	45,750
Additional paid-in capital	40,642	28,842
Deficit accumulated during the development stage	(549,674)	(319,692)

Total stockholders' (deficit) equity	(463,282)	(245,100)

Total Liabilities and Stockholders' (Deficit) Equity	$56,497	$57,825

See accompanying notes to the financial statements.

CARBON 612 CORPORATION

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

					For the period
					from September
	For the three	For the three	For the nine	For the nine	10, 2008
	months ended	months ended	months ended	months ended	(inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue

General and administrative expenses	$122,747	$79,769	$229,982	$171,001	$549,674

Net loss	$(122,747)	$(79,769)	$(229,982)	$(171,001)	$(549,674)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	45,750,000	45,750,000	45,750,000	45,750,000

See accompanying notes to the financial statements.

Carbon 612 Corporation

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

			From
	For the	For the	September
	nine months	nine months	10, 2008
	ended	ended	(inception)
	September 30,	September 30,	to September
	2011	2010	30, 2011
Cash flow from operating activities
Net loss	$(229,982)	$(171,001)	$(549,674)

Adjustment to reconcile net loss to net cash used in operating activities

Employee stock option issuance	11,800	-	11,800
Due to parent	132,583	9,792	318,150
Accounts payable	84,271	56,437	105,692

Net cash used in operating activities	(1,328)	(104,772)	(114,032)

Cash flows from financing activities

Issuance of common stock, net of offering costs of $30,000	-	-	120,000

Net cash provided by financing activities	-	-	120,000

Net (decrease) increase in cash	(1,328)	(104,772)	5,968

Cash, beginning of period	7,306	111,605	10

Cash, end of period	$5,978	$6,833	$5,978

Supplemental disclosure of non-cash financing and investing activities

Common stock issued for legal services in connection with the November 2009 private placement	$-	$-	$7,500

Warrants issued in connection with the November 2009 private placement	$-	$-	$60,000

See accompanying notes to the financial statements.

CARBON 612 CORPORATION

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010, and for the period from September 10, 2008 (inception) to September 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed balance sheet information as of December 31, 2010 was derived from the audited financial statements and notes thereto included in the Company’s Annual Report (“Annual Report”) on Form 10-K filed pursuant to the Securities Exchange Act of 1934 on April 14, 2011, with the SEC. The interim financial statements contained herein should be read in conjunction with the Annual Report.

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

As of September 30, 2011, the Company has not earned any revenue and its sole activity has been the further development of the XTRAX® technology leading towards its commercialization which is expected to begin in 2012. It is not our intention to manufacture the XTRAX® units but rather to subcontract its manufacturing and assembly. Since inception, the Company has incurred losses and negative cash flows from operations and at September 30, 2011, the Company had an accumulated deficit of approximately $550,000. At September 30, 2011 and November 4, 2011, we had approximately $6,000 and $1,000 in cash on hand, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011. We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern.  Accordingly, the report of the independent registered public accounting firm, dated April 14, 2011, on our financial statements, included in our Annual Report on Form 10-K filed with the SEC on April 14, 2011, also states there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising funds or in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern.  Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500), we will need to raise additional funds to commercialize the XTRAX® product and continue in business.

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

On November 13, 2009, Carbon 612 entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of September 30, 2011, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

3. Summary of significant accounting policies

Development Stage Enterprise:  We are a company in the development stage and do not have a commercial product to sell at September 30, 2011.  We have had no revenues since inception.   For a discussion of the steps required before a product can be commercialized see “Overview” in Part 2 below.

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

Cost Recognition: Costs will include all costs paid to third parties for the manufacture of the XTRAX® unit and the costs of shipment to the customer and installation of the unit. The company intends to carry a sufficient amount of units on hand to anticipate customer orders, as well as the production and delivery time of the finished product from the actual manufacturer to our premises. We will not manufacture the XTRAX® units ourselves.

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

Loss Per Share: The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three and nine month periods ended September 30, 2011 and 2010, the effects of the shares issuable upon exercise of outstanding warrants as of September 30, 2011 and 2010 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and be anti-dilutive.

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

The Company has concluded that the anti-dilution provisions in the warrants issued on November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of September 30, 2011. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at September 30, 2011. The Company believes that the estimate of fair value from issuance to September 30, 2011 has remained the same as the Company has had no other stock offerings and no significant operations during the period. Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this financial instrument may change. Any fair value adjustments of this liability will be recognized in earnings.

Recent Accounting Pronouncements

There have been no updates to the Company’s disclosure of recent accounting pronouncements as of September 30, 2011, as compared to those disclosed in Note 2 - “Summary of significant accounting policies” in our 2010 Annual Report filed April 14, 2011.

4. Sale of common stock and warrants

On November 13, 2009, we entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, our sale to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of September 30, 2011, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.

5. Related party transactions

Arthur Goldberg, an officer of Clear Skies and our Vice President, Secretary and Treasurer, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000 as part of the November 2009 transaction under the Purchase Agreement.  On August 25, 2011 fully vested ten year stock options were granted by Carbon 612 to four persons each with an exercise price of $.01 per share for a total of 11,800,000 shares of our common stock.  Ezra Green, our chief executive officer and Arthur Goldberg, our vice president and chief financial officer, received options to purchase 7,800,000 share and 2,500,000 shares, respectively.

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. This model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As these options were granted to employees of our parent company who work or who have worked on our matters, the resulting fair value was recorded as compensation expense.  Based on the last sale of our common stock, in November 2009 at $.01 per share, an anticipated outstanding period of these options of 7 years, a risk free rate of return (on U. S. government 7 year notes) of 1.57%, an expected volatility of our share price of 1, no forfeitures and no dividends being paid, the Black-Sholes value was $.001 per share, or a total of $11,800.

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

Such expenses totaled $35,338 and $19,793 for the three months ended September 30, 2011 and 2010, respectively.  Such expenses totaled $56,889 and $67,473 for the nine months ended September 30, 2011 and 2010, respectively, and $278,136 for the period from inception to September 30, 2011.

As of September 30, 2011, our liability to CSS totaled $318,150.  All loans from our parent company are demand loans, interest free and without any collateral or other security.  They are not evidenced by any written instrument. We repay loans to our parent company when we have the cash to do so and the parent company requests that we do so. We borrow from our parent company when we need cash and the parent company has cash to lend us.

6. Commitments

On November 2, 2010 we and our parent company jointly entered into a one year consulting agreement with Infinite Energy Company, LLC for business development services.  The agreement calls for monthly payments of $5,000 and expires on October 31, 2011.  Our parent company has other obligations under this agreement.

The minimum future obligation under this agreement is $5,000 and only for the month of October, 2011.

7. Income Taxes

For the three and nine months ended September 30, 2011 and 2010, and for the period from September 10, 2008 (inception) to September 30, 2011 there was no income tax provision or benefit recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred tax asset are net operating loss carry forwards of $549,674 as of September 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The significant components of the Company's net deferred tax asset are as follows:

Net operating loss carryforward	$549,674
Tax rate	35%
Total deferred tax assets	192,386
Valuation allowance	(192,386)

Net deferred tax asset	$-

The net operating losses expire between 2028 and 2031.

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

XTRAX® is our patented system for remote real-time monitoring of the energy production of solar and other renewable energy systems and for providing fault notification. The system consists of a central database server and remote energy meters with a special coil to measure the output of the system, which coil has also been patented. The server routinely accesses the remote meters to recover the energy reading of the solar or other alternative energy systems. The meter installed at the alternative energy system site constantly monitors the system to provide energy metering and real-time system failure detection. In case of system failure the meter will automatically contact the server to report the type of failure. XTRAX ® can also be used to sub-monitor portions of larger scale commercial or utility-sized systems to increase efficiency and reporting of performance by monitoring its individual segments ("strings" or "lines") of solar panels.  XTRAX ® can also be used for third party verification of other production monitoring devices.

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

We can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after we have obtained all three of these approvals. We currently expect to begin offering XTRAX® units to the market in 2012.

Since we began operations we have incurred net losses. As of September 30, 2011, we had an accumulated deficit of $549,674 and we expect to incur additional losses in the foreseeable future. We have not earned any revenues since inception. Since our inception we have financed our operations solely through a sale of equity securities. See Note 4.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011. We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern.  There can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. As of September 30, 2011 and October 17,  2011, our available cash balance was approximately $6,000 and $1,000, respectively. Notwithstanding our November 2009 sale of our common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500) we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units and to continue in business.

Generally, we anticipate that our operating costs and expenses will increase in the future to support the commercialization and marketing of XTRAX® units. Increased costs will be attributable to increased personnel, principally sales and support staff for marketing and expenditures to promote our services.

Results of Operations: Comparison of Three Month Periods Ended September 30, 2011 and 2010

We had no revenue in either three month period ended September 30, 2011 or 2010, and we have had no revenue since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $122,747 for the three months ended September 30, 2011 compared to $79,769 in the three months ended September 30, 2010. The increase of $42,978 is largely accounted for by increases in wages and related taxes of $27,000, legal fees of $23,000 and consulting fees of $15,000 offset in part by a reduction of accounting fees of $12,000 and outside lab testing fees of $9,000.

Results of Operations: Comparison of Nine Month Periods Ended September 30, 2011 and 2010

We had no revenue in either nine month period ended September 30, 2011 or 2010, and we have had no revenue since inception. While we had no selling expenses in either of these periods our general and administrative expenses were $229,982 for the nine months ended September 30, 2011 compared to $171,001 in the nine months ended September 30, 2010. The increase of $58,981 is largely accounted for by increases in consulting fees of $45,000, and legal fees of $40,000 and offset in part by decreases in accounting fees of $21,000, and by a decrease in outside lab fees of $9,000.

Liquidity and Capital Resources - Going Concern

At September 30, 2011, we had an accumulated deficit of $549,674 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception solely through private placements of equity and advances from our parent company, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are satisfactory to us.

At September 30, 2011 and November 4, 2011, we had approximately $6,000 and $1,000 in cash, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities, we believe that we will have adequate resources to fund our operations in 2011.  We will depend on our parent company for financial support if we cannot raise funds on our own. The report of the independent registered public accounting firm, dated April 14, 2011, on the financial statements of our parent company, as included in our parent company’s Annual Report on Form 10-K filed with the SEC on April 14, 2011, states that there is substantial doubt about our parent company’s ability to continue as a going concern. There can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case we would not have sufficient cash to sustain our operations and we would be unable to continue as a going concern. Notwithstanding our November 2009 sale of common stock and warrants for gross proceeds of $150,000 (before expenses of $37,500) we will need to raise additional funds to continue efforts to commercialize and then market XTRAX® units to continue in business.

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

Such expenses totaled $35,338 and $19,793 for the three months ended September 30, 2011 and 2010, respectively.  Such expenses totaled $56,889 and $67,473 for the nine months ended September 30, 2011 and 2010, respectively, and $278,136 for the period from inception to September 30, 2011.

As of September 30, 2011, our liability to CSS totaled $318,150. All loans from our parent company are demand loans, interest free and without any collateral or other security.  They are not evidenced by any written instrument. We repay loans to our parent company when we have the cash to do so and the parent company requests that we do so.  We borrow from our parent company when we need cash and the parent company has cash to lend us.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The controls and procedures were not effective due to the failure of segregation of duties as the Company chose not to employ additional personnel for this purpose due to the low number of transactions and the skill of the person recording them.  It was deemed that the risk of error was very small compared to the cost of the additional personnel.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

** Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON 612 CORPORATION

Date: November 8, 2011	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive and Financial Officers
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.